Form 10-Q
period 1997-07-31
KSL RECREATION GROUP INC
filed 1997-10-24
CIK 1041878

--------------------------------------------------------------------------------

                   UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                                WASHINGTON, D.C. 20549

                                      FORM 10-Q

(Mark One)

 X  Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
--- Act of 1934 For the quarterly period ended    July 31, 1997   .
                                               -------------------
                                          OR

    Transition Report Pursuant to Section 13 or 15(d) of the Securities
--- Exchange Act of 1934 For the transition period from          to          .
                                                        --------    ---------

                        Commission File Number  333-31025
                                              -------------

                              KSL RECREATION GROUP, INC.
                (Exact name of Registrant as specified in its charter)

                     Delaware                           33-0747103
                 ----------------                     --------------
         (State or other jurisdiction of         (IRS Employer ID Number)
         incorporation or organization)

            56-140 PGA Boulevard
            La Quinta, California                         92253
    ----------------------------------------           ------------
    (Address of principal executive offices)            (Zip Code)

                                      760/564-1088
                                      ------------
                 (Registrant's telephone number, including area code)

                                          N/A
                                      -----------
         (Former name, address and fiscal year, if changed since last report)


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes  X   ,  No     .
                                       -----      -----

                 Shares outstanding of the Registrant's common stock
                               as of September 30, 1997
                                        1,000

                                        Class
                            Common Stock, $0.01 par value
--------------------------------------------------------------------------------

                              KSL RECREATION GROUP, INC.

INDEX
--------------------------------------------------------------------------------

Part I.   Financial Information

Item 1.  Financial Statements (unaudited)
Condensed consolidated balance sheets, July 31, 1997 and October 31, 1996 1 Condensed consolidated statements of operations for the three months and
  nine months ended July 31, 1997 and 1996                                     3
Condensed consolidated statements of cash flows for the nine months ended
  July 31, 1997 and 1996                                                       5
Notes to condensed consolidated financial statements                           7

Item 2.  Management's discussion and analysis of financial condition and
  results of operations                                                       11

Part II.  Other Information                                                   14

Item 1.  Legal Proceedings                                           None
Item 2.  Changes in Securities                                       None
Item 3.  Defaults Upon Senior Securities                             None
Item 4.  Submission of Matters to a Vote of Security Holders         None
Item 5.  Other Information                                           None
Item 6.  Exhibits and Reports on Form 8-K                            None

Signatures                                                                    15

                            PART I.  FINANCIAL INFORMATION
                            ITEM 1.  FINANCIAL STATEMENTS
                             KSL RECREATION GROUP, INC.
                        CONDENSED CONSOLIDATED BALANCE SHEETS
                                     (UNAUDITED)


(AMOUNTS IN THOUSANDS,                                    JULY 31,  OCTOBER 31,
EXCEPT PER SHARE DATA)                                      1997       1996
                                                           ------     ------
ASSETS

CURRENT ASSETS:
Cash and cash equivalents                               $  7,104     $  9,343
Restricted cash                                            2,814        5,512
Trade receivables, net of allowance for doubtful
  receivables of $694 and $1,573, respectively             8,604       11,046
Inventories                                                6,423        7,266
Current portion of notes receivable, net                   2,770        1,658
Other receivables                                          1,350        1,559
Prepaid expenses and other                                 1,926        2,221
                                                        --------     --------

    Total current assets                                  30,991       38,605

PROPERTY AND EQUIPMENT, net of accumulated
  depreciation of $60,228 and $44,916, respectively      355,428      362,381
NOTE RECEIVABLE FROM AFFILIATE                            21,222           --
NOTES RECEIVABLE, less current portion                     4,913        4,015
RESTRICTED CASH, less current portion                         81        7,743
RECEIVABLE FROM PARENT                                        --       43,891
RECEIVABLES FROM AFFILIATES                                   --        3,694
EXCESS OF COST OVER NET ASSETS OF
    ACQUIRED ENTITIES, net of accumulated
    amortization of $12,704 and $10,007, respectively     83,714       86,411
OTHER ASSETS, net                                         31,979       31,182
                                                        --------     --------

                                                        $528,328     $577,922
                                                        --------     --------
                                                        --------     --------



See accompanying notes to consolidated financial statements.

                              KSL RECREATION GROUP, INC.
                        CONDENSED CONSOLIDATED BALANCE SHEETS
                               (UNAUDITED) (CONTINUED)



(AMOUNTS IN THOUSANDS,                                   JULY 31,   OCTOBER 31,
EXCEPT PER SHARE DATA)                                     1997        1996
                                                          ------      ------

LIABILITIES AND STOCKHOLDER'S EQUITY

CURRENT LIABILITIES:
Accounts payable                                        $  3,434     $  7,280
Accrued liabilities                                       19,228       16,506
Current portion of obligations under capital leases        3,126        2,407
Current portion of long-term debt                          1,000        4,611
Customer and other deposits                                3,042        3,412
Payable to affiliates                                         70          705
Due to Lake Lanier Islands Development Authority           1,865        3,874
Deferred income                                            2,614        1,581
                                                        --------     --------

    Total current liabilities                             34,379       40,376

LONG-TERM DEBT, less current portion                     259,000      260,416
OBLIGATIONS UNDER CAPITAL LEASES,
  less current portion                                     4,658        3,977
                                                        --------     --------

    Total long-term liabilities, less current portion    263,658      264,393

MEMBER DEPOSITS                                           41,549       34,026
DEFERRED INCOME TAXES                                     16,760       16,760
MINORITY INTERESTS IN EQUITY OF SUBSIDIARY                   254          391

STOCKHOLDER'S EQUITY:
Common stock, $.01 par value, 1,000 shares authorized
  and outstanding                                             --           --
Additional paid-in capital                               197,361      227,394
Accumulated deficit                                      (25,633)      (5,418)
                                                        --------     --------

    Total stockholder's equity                           171,728      221,976
                                                        --------     --------

                                                        $528,328     $577,922
                                                        --------     --------
                                                        --------     --------




See accompanying notes to consolidated financial statements.

                             KSL RECREATION GROUP, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                     (UNAUDITED)


                                                               FOR THE                       FOR THE
                                                           THREE MONTHS ENDED            NINE MONTHS ENDED
(AMOUNTS IN THOUSANDS,                                         JULY 31,                      JULY 31,
EXCEPT PER SHARE DATA)                                    1997           1996           1997           1996
                                                         ------         ------         ------         ------
REVENUES:
Rooms revenue                                           $  8,770       $  6,377      $  44,757      $  37,791
Food and beverage sales                                   10,143          8,990         39,822         34,697
Golf fees                                                  9,765          8,436         33,245         28,374
Dues and fees                                              6,373          6,373         18,551         17,254
Merchandise sales                                          2,718          2,694         11,677         11,047
Other                                                      4,731          3,408         17,289         13,666
                                                        --------       --------      ---------      ---------

    Total revenues                                        42,500         36,278        165,341        142,829

EXPENSES:
Costs of goods sold:
  Food and beverage                                        2,975          2,790         10,940         10,169
  Merchandise and other                                    2,497          2,282          9,789          9,427
Payroll and benefits                                      16,330         14,978         51,053         47,884
Depreciation and amortization                              6,481          6,118         19,397         17,504
Other                                                     14,259         12,972         43,552         39,264
                                                        --------       --------      ---------      ---------

    Total expenses                                        42,542         39,140        134,731        124,248
                                                        --------       --------      ---------      ---------

INCOME (LOSS) FROM OPERATIONS                                (42)        (2,862)        30,610         18,581

OTHER INCOME (EXPENSE):
Interest income                                              750            274            995            812
Interest expense                                          (7,394)        (7,801)       (23,244)       (20,869)
                                                        --------       --------      ---------      ---------

    Other expense, net                                    (6,644)        (7,527)       (22,249)       (20,057)





See accompanying notes to consolidated financial statements.

                              KSL RECREATION GROUP, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                               (UNAUDITED) (CONTINUED)



                                                                FOR THE                       FOR THE
                                                          THREE MONTHS ENDED            NINE MONTHS ENDED
(AMOUNTS IN THOUSANDS,                                          JULY 31,                      JULY 31,
EXCEPT PER SHARE DATA)                                    1997           1996           1997           1996
                                                         ------         ------         ------         ------
INCOME (LOSS) BEFORE MINORITY
  INTERESTS, INCOME TAXES AND
  EXTRAORDINARY ITEM                                    $ (6,686)      $(10,389)      $  8,361       $ (1,476)

MINORITY INTERESTS IN LOSS (INCOME)
  OF SUBSIDIARY                                              (45)           (26)           137             52
                                                        --------       --------       --------       --------

INCOME (LOSS) BEFORE INCOME TAXES
  AND EXTRAORDINARY ITEM                                  (6,731)       (10,415)         8,498         (1,424)

INCOME TAX EXPENSE                                            28            147          2,223            144
                                                        --------       --------       --------       --------

INCOME (LOSS) BEFORE EXTRAORDINARY
  ITEM                                                    (6,759)       (10,562)         6,275         (1,568)

EXTRAORDINARY GAIN (LOSS) ON
  EARLY EXTINGUISHMENT OF DEBT,
  net of income tax benefit of $2,007 in 1997
  and expense of $16,757 in 1996                             (31)            --         (3,169)        32,120
                                                        --------       --------       --------       --------

NET INCOME (LOSS)                                       $ (6,790)      $(10,562)      $  3,106       $ 30,552
                                                        --------       --------       --------       --------
                                                        --------       --------       --------       --------

EARNINGS (LOSS) PER SHARE:
  Before extraordinary item                             $ (6,759)      $(10,562)      $  6,275       $ (1,568)
  Extraordinary gain (loss)                                  (31)            --         (3,169)        32,120
                                                        --------       --------       --------       --------

TOTAL EARNINGS (LOSS) PER SHARE                         $ (6,790)      $(10,562)      $  3,106       $ 30,552
                                                        --------       --------       --------       --------
                                                        --------       --------       --------       --------

WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES                                            1,000          1,000          1,000          1,000
                                                        --------       --------       --------       --------
                                                        --------       --------       --------       --------





See accompanying notes to consolidated financial statements.

                              KSL RECREATION GROUP, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (UNAUDITED)


                                                              FOR THE
                                                          NINE MONTHS ENDED
                                                              JULY 31,
(AMOUNTS IN THOUSANDS)                                     1997         1996
                                                          ------       ------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                              $  3,106    $  30,552
Adjustments to reconcile net income to net cash
  provided by operating activities:
  Depreciation and amortization                           19,397       17,504
  Amortization of debt financing costs                     1,519        1,712
  Extraordinary loss (gain) on debt extinguishment         5,176      (48,256)
  Deferred income taxes                                       --       16,760
  Provision for losses on trade receivables                 (879)         479
  Minority interests in loss of subsidiary                  (137)         (52)
  (Gain) loss on sales of property, net                      192         (134)
  Effects of changes on:
    Restricted cash                                       10,361       (9,228)
    Trade receivables                                      3,321         (563)
    Inventories                                              842         (160)
    Other receivables                                        210        2,382
    Prepaid expenses and other                               294          178
    Receivables from affiliates                            3,059       (3,567)
    Receivable from Parent                                43,891        8,939
    Other assets                                            (306)        (776)
    Accounts payable                                      (3,846)      (5,590)
    Accrued liabilities                                    2,722        3,053
    Customer and other deposits                             (371)         264
    Deferred income                                          940        1,189
    Due to Lake Lanier Islands Development Authority      (2,009)       2,716
                                                         -------      -------
     Net cash provided by (used in) operating activities  87,482       17,402

CASH FLOWS FROM INVESTING ACTIVITIES:
Net proceeds from sale of investment in partnership        1,621           --
Purchases of property and equipment                       (6,265)     (17,431)
Notes receivable from affiliate                          (21,222)      23,065
Investment in partnerships                                  (515)        (581)
Collections on notes receivable                            2,578        1,129
Acquisition of golf course facilities                         --      (15,274)
Sales of property and equipment                              186          231
                                                         -------      -------

     Net cash (used in) provided by investing activities (23,617)      (8,861)

See accompanying notes to consolidated financial statements.

                              KSL RECREATION GROUP, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (UNAUDITED) (CONTINUED)



                                                               FOR THE
                                                          NINE MONTHS ENDED
                                                               JULY 31,
(AMOUNTS IN THOUSANDS)                                    1997         1996
                                                         ------       ------
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from debt issuance                             $300,362     $147,186
Principal payments on long-term debt and obligations
  under capital leases                                  (307,516)    (151,348)
Member deposits, net                                       3,145        2,168
Capital contributions and dividends to Parent            (60,199)          --
Proceeds from capital contributions                        9,000        5,005
Debt financing costs                                     (10,896)      (3,328)
                                                        --------     --------
    Net cash (used in) provided by financing activities  (66,104)        (317)
                                                        --------     --------

NET INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS                                             (2,239)       8,224


CASH AND CASH EQUIVALENTS, beginning of period             9,343        9,968
                                                        --------     --------

CASH AND CASH EQUIVALENTS, end of period                $  7,104     $ 18,192
                                                        --------     --------
                                                        --------     --------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
  INFORMATION:
  Interest paid (net of amounts capitalized)            $ 18,498     $ 16,694
                                                        --------     --------
                                                        --------     --------
  Income taxes paid                                     $    424     $      9
                                                        --------     --------
                                                        --------     --------

NONCASH INVESTING AND FINANCING ACTIVITIES:
Obligations under capital leases                        $  3,539     $  1,027
Notes receivable issued for member deposits                4,378        1,605
Note receivable issued from sale of assets                   211           --
Dividend to Parent of partnership interests                2,155           --
Trade-in of equipment under capital lease                                 397


See accompanying notes to consolidated financial statements.

                              KSL RECREATION GROUP, INC.
                 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                     (UNAUDITED)
                    (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)



NOTE 1.  ORGANIZATION AND ACCOUNTING POLICIES

    KSL Recreation Group, Inc. and subsidiaries (the Company) is engaged in the ownership and management of golf courses, private clubs, resorts and activities related thereto.

    The unaudited interim condensed consolidated financial statements presented herein have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission for reporting on Form 10-Q and do not include all of the information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles. In the opinion of management, these condensed consolidated financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the Company's consolidated financial position, results of operations and cash flows. These unaudited interim condensed consolidated financial statements should be read in conjunction with the other disclosures contained herein and with the unaudited consolidated financial statements and notes thereto included in the Company's consolidated financial statements for the year ended October 31, 1996 contained in the Company's Registration Statement dated September 11, 1997. Operating results for interim periods are not necessarily indicative of results that may be expected for the entire fiscal year.

    The preparation of financial statements in conformity with generally accepted accounting principles necessarily requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from these estimates.

NOTE 2.  EARNINGS PER SHARE

    Earnings per share for the three-month and nine-month periods ended July 31, 1997 and 1996 are computed by dividing net income by the weighted average number of outstanding common shares during the respective periods.

    In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share (EPS)," which will require the Company to disclose basic EPS and diluted EPS for all periods for which an income statement is presented, and which will replace earnings per share disclosures currently being made. The Company is required to adopt this standard effective November 1, 1997. For pro forma disclosure purposes, basic EPS for the current reporting and comparable periods in the prior year computed in accordance with SFAS No. 128 would be equal to primary EPS, as included in the accompanying unaudited interim condensed consolidated financial statements.

                              KSL RECREATION GROUP, INC.
                 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               (UNAUDITED) (CONTINUED)
                    (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)



 NOTE 3.  LONG-TERM OBLIGATIONS

    DEBT FINANCING - In April 1997, the Company sold $125,000 in aggregate principal amount of 10.25% senior subordinated redeemable notes (the Notes) and entered into a new credit facility providing for term loans of up to $100,000 and a revolving credit portion of up to $175,000. The proceeds from the Notes, together with $100,000 of term loans under the new credit facility and a $75,000 drawing under the revolving credit portion of the new credit facility (collectively, the Refinancings) were used (i) to repay approximately $265,000 of outstanding indebtedness of the Company (ii) to make a loan of approximately $20,800 to KSL Land Corporation (KSL Land), which was used to repay indebtedness of KSL Land with respect to which a subsidiary of the Company was a co-obligor,
(iii) to pay prepayment penalties and fees and expenses incurred in connection with the Refinancings and (iv) for general corporate purposes.

    The Notes bear interest at 10.25%, payable semiannually, and mature May 2007. The Notes are redeemable beginning May 2002, at the Company's option, at various rates ranging from 105.125% at May 2002 decreasing to 100% at May 2005 and thereafter. The Company is required to offer to buy the Notes at 101% upon a change of control, as defined in the Notes agreement.

    The credit facility terms are as follows:

                          INTEREST
                      (AT THE COMPANY'S     ANNUAL PRINCIPAL
                          OPTION)             AMORTIZATION      MATURITY

$50,000 Term A Loan     LIBOR + 2.75% or
                        ABR + 1.75%              $500           May 2005

$50,000 Term B Loan     LIBOR + 3.00% or
                        ABR + 2.00%              $500           May 2006

Revolving Credit Loan   LIBOR + 2.25% or
                        ABR + 1.25%                             May 2004

    The terms of the credit facility limit borrowings under the revolving credit loan to $175,000. The borrowings limitation decreases to $163,750 in May 2000, $152,500 in May 2001, $137,500 in May 2002 and $118,750 in May 2003. The
terms of the credit facility also contain certain financial covenants including interest coverage, fixed charges and leverage ratios.

    The Company expensed the net deferred financing costs, prepayment fees and other costs, which aggregated approximately $5,176 related to the debt that was extinguished as a result of the Refinancings. Such amount is reflected as an extraordinary loss on early extinguishment of debt, net of income tax benefit of $2,007, in the accompanying consolidated statements of operations for the periods ended July 31, 1997.

                              KSL RECREATION GROUP, INC.
                 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               (UNAUDITED) (CONTINUED)
                    (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)


    Concurrent with the Refinancings, the Company provided dividends to its Parent of $23,321 and a return of capital of $39,033, including a transfer of the Company's $2,155 investment in certain limited partnerships at historical cost (which approximated fair value); and settled receivables/payables with its Parent and affiliates. During the period ended July 31, 1997, the Parent had provided capital contributions of $9,000 for purposes of the Lake Lanier Islands sublease (Note 4).

    The $20,800 loan to KSL Land bears interest at 8.0% and is payable to the Company in cash or through increases to the principal amount of the note. The loan matures in June 1999. Interest for the three months ended July 31, 1997, has been capitalized into principal.

NOTE 4.  NEW ACCOUNTING PRONOUNCEMENTS

    Comprehensive Income: During 1997, the Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income," which established standards for the reporting and displaying of comprehensive income. Comprehensive income is defined as all changes in a Company's net assets except changes resulting from transactions with shareholders. If differs from net income in that certain items currently recorded to equity would be a part of comprehensive income. Comprehensive income must be reported in a financial statement with the cumulative total presented as a component of equity. This statement will be adopted by the Company beginning November 1, 1998.

    Segment Information: In June, 1997, the Financial Accounting Standards Board issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," which will be effective for the Company beginning November 1, 1998. SFAS No. 131 redefines how operating segments are determined and requires disclosure of certain financial and descriptive information about a company's operating segments. The Company believes the segment information required to be disclosed under SFAS No. 131 will be more comprehensive than previously provided, including expanded disclosure of income statement and balance sheet items. The Company has not yet completed its analysis of the operating segments on which it will report.

NOTE 5.  SUBSEQUENT EVENTS

    In August 1997, the Company, through a subsidiary, closed the sublease of Lake Lanier Islands and an agreement to purchase certain fixed assets for $9,000. A management agreement provided that the lessor and the Company would be placed in the same economic position if the sublease transaction had closed on May 15, 1996. Accordingly, the Company was credited with the net earnings (as defined) of the operations from May 15, 1996 to August 1, 1997 (the closing date) less amounts earned by the Company pursuant to the management agreement. Such net amount paid by the Company will be recognized as an adjustment to the recorded value of the assets leased pursuant to the sublease. The sublease will be accounted for as a capital lease. Accordingly, the Company will record the net assets acquired pursuant to the sublease and will recognize the net present value of the related minimum lease payments.

                              KSL RECREATION GROUP, INC.
                 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               (UNAUDITED) (CONTINUED)
                    (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)


    In August 1997, the Company, through a subsidiary, acquired Grand Traverse Resort, a 425 room hotel and related golf and recreational facilities, located in Traverse City, Michigan for a purchase price of approximately $45,000. The acquisition will be accounted for using the purchase method of accounting. The purchase price was financed under the revolving credit portion of the Company's new credit facility (Note 3).

                              KSL RECREATION GROUP, INC.

      ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                                RESULTS OF OPERATIONS
                    (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)


    THREE MONTHS ENDED JULY 31, 1997 (1997 THIRD QUARTER) AS COMPARED TO THE THREE MONTHS ENDED JULY 31, 1996 (1996 THIRD QUARTER).

    REVENUES - Revenues increased by $6,222, or 17.2% from $36,278 in the 1996 Third Quarter to $42,500 in the 1997 Third Quarter. Over half of this increase was attributable to increases in rooms revenues and food and beverage revenues, driven by increased occupancy and increased daily room rates at the resort properties. Additionally, golf fees increased 15.8% from the 1996 Third Quarter to the 1997 Third Quarter.

    EXPENSES OF OPERATIONS - Expenses of operations increased by $3,402, or 8.7% from $39,140 in the 1996 Third Quarter to $42,542 in the 1997 Third Quarter. Cost of sales increased by 7.9% from the 1996 Third Quarter, due mainly to the Company's increased sales levels in food and beverage. Approximately one-third of the increase in expenses was due to increases in variable payroll and benefit expenses of $1,352, or 9.0% from the 1996 Third Quarter to the 1997 Third Quarter. Depreciation and amortization increased by 5.9% in the 1997 Third Quarter over the 1996 Third Quarter due to the addition of capital improvements at the resort properties.

    NET INTEREST EXPENSE - Net interest expense decreased by $883, or 11.7% from $7,527 in the 1996 Third Quarter to $6,644 in the 1997 Third Quarter. This was primarily due to the favorable change in interest rates of the Refinancings.

    EXTRAORDINARY ITEMS - The extraordinary item of $31, net of income tax benefit of $0, in the 1997 Third Quarter was an additional expense of financing costs associated with borrowings that were refinanced in April 1997. There were no extraordinary items in the 1996 Third Quarter.

    NET INCOME(LOSS) - Net loss decreased by $3,772, or 35.7% from a loss of $10,562 in the 1996 Third Quarter to a loss of $6,790 in the 1997 Third Quarter as a result of the factors discussed above. Excluding the effect of extraordinary items in the 1997 Third Quarter, net loss after tax decreased by $3,803 or 36.0% from a loss of $10,562 in the 1996 Third Quarter to a loss of $6,759 in the 1997 Third Quarter.

                            KSL RECREATION GROUP, INC.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                          RESULTS OF OPERATIONS (CONTINUED)
                    (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

NINE MONTHS ENDED JULY 31, 1997 (1997 NINE MONTHS) AS COMPARED TO THE NINE MONTHS ENDED JULY 31, 1996 (1996 NINE MONTHS).

    REVENUES - Revenues increased by $22,512 or 15.8% from $142,829 in the 1996 Nine Months to $165,341 in the 1997 Nine Months. Over half of this increase was attributable to increases in rooms revenue and food and beverage revenues, driven by increased occupancy and increased daily room rates at the resort properties. Additionally, golf fees increased 17.2% from the 1996 Nine Months to 1997 Nine Months.

    EXPENSES OF OPERATIONS - Expenses of operations increased by $10,483, or 8.4% from $124,248 in the 1996 Nine Months to $134,731 in the 1997 Nine Months. Cost of sales increased by 5.8% from the 1996 Nine Months, due mainly to the Company's increased sales levels in merchandise and food and beverage. Approximately 30% of the increase in expenses of operations was due to increases in variable payroll and benefit expenses of $3,169, or a 6.6% increase from the 1996 Nine Months to the 1997 Nine Months. Depreciation and amortization increased by 10.8% due to the completion of capital improvements at the resort properties. As a percentage of revenues, expenses of operations declined from 87.0% of revenues in the 1996 Nine Months to 81.5% of revenues in the 1997 Nine Months.

    NET INTEREST EXPENSE - Net interest expense increased by $2,192, or 10.9% from $20,057 in the 1996 Nine Months to $22,249 in the 1997 Nine Months. This was primarily due to an increase in indebtedness associated with the acquisition of four golf facilities in fiscal 1996 and increased amortization of debt issue costs associated with the refinance of a resort property in December 1995.

    EXTRAORDINARY ITEMS - The extraordinary item of $3,169, net of income tax benefit of $2,007, in the 1997 Nine Months is the expense of prepayment penalties and financing costs associated with borrowings that were refinanced in April 1997. The extraordinary item recorded in the 1996 Nine Months was the result of the Company and a lender reaching a compromise debt settlement, as a result of which the Company retired indebtedness and recorded an extraordinary gain, net of income taxes, of $32,120.

    NET INCOME - Net income decreased by $27,446, or 89.8% from $30,552 in the 1996 Nine Months to $3,106 in the 1996 Nine Months as a result of the factors discussed above. Excluding the effect of extraordinary items in both the 1996 and 1997 Nine Months, net income after tax increased by $7,843 or 500% from a net loss of $1,568 in the 1996 Nine Months to net income of $6,275 in the 1997 Nine Months.


LIQUIDITY AND CAPITAL RESOURCES

    During the 1997 Nine Months, cash flow provided by operating activities was $87,482, compared to $17,402 for the 1996 Nine Months. This increase in the 1997 Nine Months was primarily due to the settlement of receivables due from the Parent and affiliates of $46,950 and the release of restricted cash to

                            KSL RECREATION GROUP, INC.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                          RESULTS OF OPERATIONS (CONTINUED)
                    (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

operating cash of $10,361 due to the new credit facility. The positive impact on cash from the settlement of these receivables was offset by the cash used in financing activities to provide a dividend and a net return of capital to the Parent of $51,199. During the 1997 Nine Months, cash flow used by investing activities aggregated $23,617 as compared to cash provided by investing activities of $8,861 for the 1996 Nine Months. This change in cash flows from investing activities was primarily attributable to the repayment to the Company of a $23,065 note by an affiliate in the 1996 Nine Months, as compared to the issuance of a $21,222 note by the Company to an affiliate in the 1997 Nine Months, offset by the decline in capital expenditures and golf course facility acquisitions of $26,440 in the 1997 Nine Months compared to the 1996 Nine Months.

    In April 1997, the Company issued $125,000 of Senior Notes (the Notes) which carry interest at 10.25%. The Company also entered into a $275,000 credit agreement. The credit agreement provides for term loans of $100,000 and revolving loan of $175,000. The Company believes that its liquidity, capital resources and cash flows from existing operations will be sufficient to fund capital expenditures, working capital requirements and interest and principal payments on its indebtedness for the foreseeable future. The Company currently expects that it will acquire additional resorts, golf facilities or other recreational facilities, and in connection therewith, expects to incur additional indebtedness. There can be no assurances that additional indebtedness or funding will be available in the future.

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

    The statements in this Management's Discussion and Analysis of Financial Condition and Results of Operations concerning future events, activities, conditions and any and all statements that are not historical facts are forward-looking statements. Actual results may differ materially from those projected. Forward-looking statements involve risks and uncertainties. A change in any one or a combination of factors could affect the Company's future financial performance. Also, the Company's past performance is not necessarily evidence of or an indication of the Company's future financial performance.

                              KSL RECREATION GROUP, INC.

                              Part II. Other Information

Item 1.  Legal Proceedings                                                None

Item 2.  Changes in Securities                                            None

Item 3.  Defaults Upon Senior Securities                                  None

Item 4.  Submission of Matters to a Vote of Security Holders              None

Item 5.  Other Information                                                None

Item 6.  Exhibits and Reports on Form 8-K                                 None

                              KSL RECREATION GROUP, INC.



                                      SIGNATURES



    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              KSL RECREATION GROUP, INC.



Dated:  October 24, 1997                        By: /s/ John K. Saer, Jr.
                                                   ---------------------
                                                Vice President and
                                                Chief Financial Officer