Form 10-K
period 1997-10-31
KSL RECREATION GROUP INC
filed 1998-01-29
CIK 1041878

                                      FORM 10-K
                          SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, DC  20549


[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934
                      For the fiscal year ended October 31, 1997
                                          OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934
            For the transition period from                to
                                           --------------    --------------

                          Commission File Number - 333-31025
                                                   ---------

                              KSL RECREATION GROUP, INC.
                (Exact name of registrant as specified in its charter)


               Delaware                                        33-0747103
------------------------------------------             -------------------------
     (State or other jurisdiction of                       (I.R.S. Employer
    incorporation or organization)                      Identification Number)

         56-140 PGA Boulevard
          La Quinta, California                                  92253
------------------------------------------             -------------------------
 (Address of principal executive office)                      (Zip Code)

           Registrant's telephone number including area code:  760-564-1088


Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes   X     No
                                       -----      -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

State the aggregate market value of the voting stock held by non-affiliates of the registrant: None

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

Common Stock, $.01 par value, 1,000 shares (January 15, 1998)

DOCUMENTS INCORPORATED BY REFERENCE:  None

                                        INDEX

                                                                            Page
                                                                            ----


Part I.
Item 1.   Business . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 3
Item 2.   Properties . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 8
Item 3.   Legal Proceedings. . . . . . . . . . . . . . . . . . . . . . . . . . 8
Item 4.   Submission of Matters to a Vote of Security Holders. . . . . . . . . 8

Part II.
Item 5.   Market for the Registrant's Common Equity and Related Stockholder
          Matters. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 9
Item 6.   Selected Financial Data. . . . . . . . . . . . . . . . . . . . . . .10
Item 7.   Management's Discussion and Analysis of Financial Condition and
          Results of Operations. . . . . . . . . . . . . . . . . . . . . . . .11
Item 8.   Financial Statements and Supplementary Data. . . . . . . . . . . . .17
Item 9.   Changes in and Disagreements with Accountants on Accounting and
          Financial Disclosure . . . . . . . . . . . . . . . . . . . . . . . .35

Part III.
Item 10.  Directors and Executive Officers . . . . . . . . . . . . . . . . . .36
Item 11.  Executive Compensation . . . . . . . . . . . . . . . . . . . . . . .40
Item 12.  Security Ownership of Certain Beneficial Owners and Management . . .45
Item 13.  Certain Relationships and Related Transactions . . . . . . . . . . .46

Part IV.
Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K. . .48

PORTIONS OF THIS ANNUAL REPORT ON FORM 10-K INCLUDE "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. SUCH FORWARD-LOOKING STATEMENTS ARE SUBJECT TO RISKS, UNCERTAINTIES AND OTHER FACTORS WHICH COULD CAUSE ACTUAL RESULTS TO MATERIALLY DIFFER FROM THOSE PROJECTED OR IMPLIED. THE MOST SIGNIFICANT OF SUCH RISKS, UNCERTAINTIES AND OTHER FACTORS ARE DESCRIBED IN THIS ANNUAL REPORT.

                                       PART I.

ITEM 1.   BUSINESS

GENERAL

     KSL Recreation Group, Inc. was incorporated on March 14, 1997, under the laws of the State of Delaware. KSL Recreation Group, Inc., together with its subsidiaries (the "Company"), are engaged in service-based recreation through the ownership and management of resorts, golf courses, private clubs, and activities related thereto. The Company's operations currently include: (i) the La Quinta Resort & Club ("La Quinta") and PGA WEST ("PGA WEST"), located in the Palm Springs, California area, which, together, constitute the Company's "Desert Resorts" operations; (ii) Doral Golf Resort and Spa ("Doral"), located near Miami, Florida; (iii) a hotel and recreational complex at Lake Lanier near Atlanta, Georgia ("Lake Lanier Islands"); (iv) Grand Traverse Resort ("Grand Traverse"), located in the northwest portion of the lower peninsula of Michigan; and (v) KSL Fairways ("Fairways"), which operates 22 golf course properties located in six states. The Company is wholly owned by KSL Recreation Corporation, a Delaware corporation incorporated on May 19, 1993 ("Parent"), approximately 96.7% of the common stock (84.5% on a fully diluted basis) of which is owned by partnerships formed at the direction of Kohlberg Kravis Roberts & Co., L.P., an affiliate of Kohlberg Kravis Roberts & Co.

     In July, 1993, Parent, through a subsidiary, acquired Fairways. In December, 1993, Parent, through certain subsidiaries, acquired Desert Resorts and Doral. On May 15, 1996, Parent, through a subsidiary, began operating Lake Lanier Islands pursuant to an interim management agreement with Lake Lanier Islands Development Authority ("LLIDA"), an agency of the State of Georgia, which leases the property from the U. S. Army Corps of Engineers. Shortly after the Company's formation in March 1997, the subsidiaries of the Parent which owned Desert Resorts, Doral and Fairways, and managed Lake Lanier Islands became wholly owned subsidiaries of the Company. In August 1997, the Company closed on a fifty-year sublease of Lake Lanier Islands and acquired Grand Traverse.

     The Company's operations comprise numerous, interrelated services, including lodging, conference services, corporate hospitality programs and facilities, food and beverage, private and resort golf operations, club membership programs, and entertainment and athletic focused special events.

DESERT RESORTS

     Desert Resorts is located in the City of La Quinta, California, a golf and recreation destination located near Palm Springs, California. Since the acquisition of Desert Resorts, the Company has invested significant capital in facilities-related improvements, initiated measures designed to enhance and expand the revenue base, and introduced numerous operating efficiencies.

     Desert Resorts includes La Quinta, formerly known as the La Quinta Hotel, which opened in 1926. La Quinta currently offers 640 "casita"-style hotel rooms (Spanish-style cottages) spread over approximately 45 acres of grounds, featuring indigenous architecture and a campus-like setting, and caters to both corporate groups, individual guests and recreation enthusiasts. La Quinta's facilities include approximately 66,000 square feet of conference space, eight restaurants, 25 pools, 38 spas, three championship 18-hole golf courses, three clubhouses and 23 tennis courts.

     Desert Resorts also includes PGA WEST, a residential and resort golf community comprised of five championship 18-hole golf courses, three clubhouses and nineteen tennis courts. Both PGA WEST and La Quinta operate private club businesses, which represent a growth opportunity at both Desert Resorts and throughout the Company.

     Both La Quinta's and PGA WEST's private club operations provide golf and tennis facilities, golf and tennis instruction, special events, and dining and social activities to its members. A full golf membership at La Quinta currently requires a $47,500 deposit, which is fully refundable in thirty years (or sooner under certain circumstances), and annual golf dues of $5,160. A full golf membership at PGA WEST currently requires a $55,000 deposit, which is fully refundable in thirty years (or sooner under certain circumstances), and annual golf dues of $5,940.

     On May 16, 1997, KSL Desert Resorts, Inc., the subsidiary of the Company which owned Desert Resorts, was merged into its then parent, KSL Landmark Corporation. Concurrently, the name of KSL Landmark Corporation was changed to KSL Desert Resorts, Inc., now a direct, wholly owned subsidiary of the Company. On October 31, 1997, certain wholly owned subsidiaries of the Parent, KSL

Travel, Inc., KSL Vacation Resorts, Inc. and Wild West Desert Properties, Inc., became wholly owned subsidiaries of KSL Desert Resorts, Inc.

DORAL GOLF RESORT AND SPA

     Doral is a golf destination resort located approximately fifteen miles from downtown Miami, Florida and approximately ten miles from Miami International Airport. Since the acquisition of Doral in 1993, the Company has invested significant capital in an overall property renovation, has initiated measures designed to enhance and expand the revenue base, and has introduced significant operating efficiencies.

     Doral includes 646 hotel rooms, approximately 75,000 square feet of conference space, five championship 18-hole golf courses including the recently restored "Blue Monster" golf course, the home of the Doral-Ryder Open, and the Gold Course which was recently rebuilt under the direction of golf professional and designer Raymond Floyd, a 9-hole executive golf course, Jim McLean's golf instruction program, the Arthur Ashe Tennis Center, featuring fifteen courts, one swimming pool, three restaurants and a private club. One of Doral's five championship golf courses, the Silver Course, was acquired by the Company on October 31, 1997.

     Facilities at Doral also include the Spa at Doral, which includes 48 guest suites, approximately 85,000 square feet of fitness and spa facilities, 25 massage rooms, seven facial rooms, three swimming pools, two saunas and two restaurants. The Spa at Doral offers a variety of services, including personal fitness training, massage therapy, health and beauty amenities, stress reduction and nutrition training.

     Members of Doral's private club are provided use of the resort's golf, tennis and fitness facilities, golf and tennis instruction, special events, dining and social activities. A full golf membership at Doral currently requires a $15,000 deposit which is fully refundable in thirty years (or sooner under certain circumstances), and annual dues of approximately $3,720.

LAKE LANIER ISLANDS

     On August 1, 1997, the Company entered into the fifty year sublease of Lake Lanier Islands, a resort recreation area of approximately 1,041 acres. Lake Lanier Islands is a regional destination resort and recreational complex located approximately 45 miles from downtown Atlanta. It is situated on Lake Lanier, an approximately 38,000 acre lake with approximately 520 miles of shoreline and numerous lakeside primary and secondary homes.

     Lake Lanier Islands features a 224-room hotel, 12,500 square feet of conference space, three retail outlets, two restaurants, a swimming pool, a golf course, three tennis courts and several daily ticketed attractions, including extensive beach and water park facilities, houseboat and fishing boat rental operations, riding stables, campgrounds, pavilions, an amphitheater, group and social outings and front gate admissions.

GRAND TRAVERSE

     On August 11, 1997, the Company acquired Grand Traverse and related golf and recreational facilities. Grand Traverse is a regional destination resort located in the northwest portion of the lower peninsula of Michigan, which covers approximately 1,370 acres, and features a 425-room hotel, approximately 55,000 square feet of conference space, two championship 18-hole golf courses, nine tennis courts, four racquetball courts, three swimming pools, three restaurants, approximately 73,000 square feet of fitness facilities, approximately 23,000 square feet of retail space and a private club operation. One of Grand Traverse's two courses, "The Bear," was designed by golf professional and designer Jack Nicklaus. The Company is also in the process of constructing a third championship 18-hole golf course, which is being designed by professional golfer and golf course designer Gary Player. Grand Traverse also operates a condominium leasing program comprised of approximately 230 rental units.

     Grand Traverse's private club operation also provides golf, tennis and fitness facilities, sports instruction, special events, dining and social activities to its members. A full golf membership at Grand Traverse currently requires a $12,500 deposit which is fully refundable in thirty years (or sooner under certain circumstances), and annual golf dues of approximately $1,500.

FAIRWAYS

     Fairways is based in Manassas, Virginia and operates 22 golf course properties (21 of which are owned and one of which is leased) located in numerous markets in the Eastern and Midwestern United States. These properties include sixteen 18-hole golf courses, three 27-hole golf courses and three 36-hole golf courses, comprising private, semi-private, and daily fee golf operations.

     At the time it was acquired by the Company in July 1993, Fairways owned and operated eleven golf course properties, one of which was subsequently sold. Since July 1993, Fairways has acquired twelve additional golf course properties. Of Fairway's 22 properties, five are private clubs, twelve are semi-private clubs and five are public (or daily fee) facilities. The Company's operating strategy for Fairways has been to form "clusters" of courses within geographic areas in order to create economies of scale in management and purchasing and to promote reciprocity among clubs for the members within these clusters.

     Approximately 938,000 rounds were played at all Fairways courses in fiscal 1997, of which members played approximately 393,000 rounds and non-members played approximately 545,000 rounds. Individual golf dues range from $900 to $5,700 annually.

MARKETING PROGRAMS

     The Company attempts to position Desert Resorts, Doral and Grand Traverse at the premium end of the specific markets in which they compete. Lake Lanier Islands is currently being positioned as an amenity oriented, regional resort setting for corporate and other groups seeking alternatives to city-based conference centers, as well as "Atlanta's Playground" for daily attractions and special events. Fairways positions itself as "America's Leader in Quality, Affordable Golf".

     To effectively position its operations, the Company's operating subsidiaries use a number of marketing strategies and marketing channels. The marketing function is largely decentralized to allow managers who are most familiar with the guest or member population and with the specific property to play an active role in developing the appropriate marketing strategy. The Company uses a combination of print media, direct mail, telemarketing, local and national public relations and, in the case of televised golf tournaments, television, to develop market awareness, to create a property's image and to market golf, lodging, memberships, food and beverage and special events to targeted consumers. Although specific marketing activities are largely decentralized, the Company's corporate office develops and implements national marketing and promotional programs, controls trademarks and trademark licensing agreements, engages public relations firms and advertising agencies, coordinates communications with media sources, develops video materials, interactive CDs and internet web sites, and develops and manages televised golf tournaments.

CUSTOMERS

     The Company's operations attract a broad range of customers. The customers typically include frequent independent travelers (FIT), corporate and other group participants as well as active users of recreational services. At Desert Resorts and Doral, the customers are drawn from an international, national and regional customer base and often exhibit the higher spending patterns of affluent corporate and leisure travelers. Desert Resorts' private clubs attract members and non-member guests on a national scale, with higher concentrations of customers from southern California. The private club at Doral typically attracts local corporate and individual golf and fitness enthusiasts.

     Lake Lanier Islands draws customers from Georgia and the southeastern United States. The hotel operations at Lake Lanier Islands draw significant numbers of both corporate and other group participants and FIT guests. Lake Lanier Islands' other facilities attract a mix of customers with a wide array of interests, including active golfers and daily attraction users, such as boaters and water park attendees.

     Grand Traverse draws customers largely from Michigan and the Midwest. Its customers include affluent FIT and corporate guests. Grand Traverse's private club typically attracts local fitness and golf enthusiasts.

     Fairways' golf facilities attract members and daily fee golf participants from the community in which the applicable facility is located. Its golf club customers include families and individual golf enthusiasts from a broad range of socioeconomic backgrounds.

CERTAIN FACTORS AFFECTING RESORTS AND GOLF COURSES

     Turf grass conditions must be satisfactory to attract play on the Company's golf courses. Severe weather or other factors, including grass diseases or pestilence, could cause unexpected problems with turf grass conditions at any golf course or at courses located within the same geographic area. Turf grass conditions at each of the Company's golf courses also depend to a large extent on the quality and quantity of available water. The availability of sufficient water is affected by various factors, many of which are not within the Company's control. While the Company believes that it currently has sufficient access to water to operate its golf course in the manner in which they are currently operated, there can be no assurance that certain conditions, including weather, governmental regulation or environmental concerns, will not materially adversely affect the supply of water to a particular golf course or courses in the future.

     The Company currently operates golf courses in nine states which may experience natural conditions which are beyond its control (such as periods of extraordinarily dry, wet, hot and cold weather, or unforeseen natural events such as hurricanes, fires, floods, severe storms, tornadoes or earthquakes). These conditions may occur at any time and may have a significant impact on the condition and availability of one or more golf courses for play and on the number of customers a golf course can attract.

CERTAIN UNINSURED RISKS

     The Company currently carries comprehensive liability, fire, flood (for certain courses) and extended coverage insurance with respect to its resorts and all of the golf courses owned or leased by it, with policy specifications and insured limits and deductibles customarily carried for similar properties. There are, however, certain types of losses (such as those losses incurred as a result of earthquakes, which are of particular concern with respect to Desert Resorts, or hurricanes, which are of particular concern with respect to the Company's Florida properties) which may be either uninsurable, only partially insurable or not economically insurable. As a result, in the event of such a loss, the Company could lose all or a significant portion of both its capital invested in, and anticipated profits from, one or more of the Company's resorts and/or golf courses.

FACTORS AFFECTING RESORT VISITORS AND GOLF PARTICIPATION

     The success of efforts to attract visitors to resorts is dependent upon discretionary spending by consumers, which may be adversely affected by general and regional economic conditions. In the case of the Company's resorts, the regional economies of southern California, South Florida, and the states of Michigan and Georgia are significant to its operations, although Desert Resorts and Doral attract customers from throughout the United States and abroad. A decrease in tourism or in consumer spending on travel and/or recreation could have an adverse effect on the Company's business, financial condition and results of operations.

     The success of efforts to attract and retain members at a private or semi-private club and the number of rounds played at a public golf course are also dependent upon discretionary spending by consumers, which may be adversely affected by general and regional economic conditions. In the case of Fairways golf operations, the regional economies of Florida, Wisconsin and the Mid-Atlantic United States are particularly important. A decrease in the number of golfers or their rates of participation or in consumer spending on golf could have an adverse effect on the Company's business, financial condition and results of operations.

COMPETITION

     The recreation industry is highly competitive. The Company's resorts compete with other golf and recreation-based resorts. These include premier independent resorts as well as national hotel chains. In addition, the Company's resorts compete with other recreational businesses, such as cruise ships and gaming casinos. The Company believes that it competes based on brand name recognition, location, room rates and the quality of its services and amenities.

     Golf courses compete for players and members with other golf courses located in the same geographic areas. The Company's golf courses compete based on the overall quality of their facilities (including the quality of its customer service), the maintenance of their facilities, available amenities, location and overall value. The number and quality of golf courses in a particular area could have a material effect on the revenue of any of the Company's golf courses, which could in turn affect the Company's financial performance and results of operations. There can be no assurance that continued construction of competing facilities, or renewed or strong and sustained interest in existing competing facilities, will not adversely effect the Company's future financial performance.

     The Company competes for the purchase and lease of golf courses with several national and regional golf course companies. Certain of the Company's national competitors have larger staffs and more golf courses currently leased, owned or under management than the Company. In addition, certain national competitors have greater capital resources than the Company and some of such competitors may have access to capital at a lower cost than is currently available to the Company. There can be no assurance that such competition will not adversely affect the Company's results of operations or ability to maintain or increase sales and market share.

SEASONALITY

     The operations of the Company are seasonal. Primarily due to the popularity of Desert Resorts and Doral during the winter and early spring months, a significant percentage of the Company's revenues and operating income are recognized in the first two quarters of the fiscal year. Lake Lanier Islands, Grand Traverse and Fairways offset a portion of the seasonality associated with Desert Resorts and Doral because they generate a significant percentage of their revenue and operating income during the summer months which are recognized in the last two quarters of the fiscal year.

LICENSES AND TRADEMARKS

     The Company is a party to the Professional Golfers' Association License Agreement ("PGA License Agreement") pursuant to which it is permitted and licensed to use the PGA WEST name and logos in sales, promotion, advertising, development and/or operations of certain property located in the city of La Quinta, California, known as "PGA WEST" (the "PGA WEST Property"). The PGA License Agreement provides the Company with (i) the exclusive rights in the United States to the name "PGA WEST" in connection with the PGA WEST Property and (ii) the exclusive rights in the states of California and Arizona to the names "PGA" and "PGA of America" in connection with the PGA WEST Property. The term of the PGA License Agreement extends through the later of (i) the date on which all of the residential units located on the PGA WEST Property have been sold and (ii) the date on which the Company ceases to use the name "PGA WEST" in the name of golf clubs, golf courses, hotels and/or any other commercial, office or residential developments then located on the PGA WEST Property. The Company believes that the PGA WEST logo is an important aspect of the Company's business because of the prestige associated with the Professional Golfers' Association. The PGA License Agreement provides for royalty payments on an annual basis through 2005, although the exact amount of any royalty payments with respect to the PGA mark will be determined by reference to the number and sales of residential units by KSL Land Corporation, an affiliate of the Company engaged in the real estate development business ("KSL Land").

     KSL Land has in the past made all royalty payments attributable to its land sales and is expected to continue to do so in the future; however, KSL Land has not agreed in writing to do so, is not controlled by the Company and no assurance can be given that KSL Land will pay any future royalty owing under the PGA License Agreement. Failure to comply with the terms of the PGA License Agreement, including any failure to pay royalties arising out of land sales by KSL Land, could result in the payment of monetary damages by the Company. Such occurrence could have a material adverse effect on the Company.

     The Company is also a licensee under a license agreement with the PGA TOUR. The PGA TOUR license agreement provides the Company with the exclusive rights to use the names "PGA TOUR" and "TPC" in connection with the sales, promotion, marketing and operation of PGA WEST. The PGA TOUR agreement is expected to terminate no earlier than January 1, 2006.

     The Company owns the "Blue Monster" name and has obtained from Carol Management Corporation ("Carol Management"), the former owner of Doral Golf Resort and Spa, an irrevocable, perpetual license for the "Doral" name in connection with the Company's operation, marketing and promotion of the facilities located at Doral. In addition, Carol Management is prohibited from licensing the "Doral" mark for any purpose anywhere in southern Florida, but retains the right to license the Doral mark elsewhere. Although failure by the Company to comply with the terms of the Doral license agreement could result in monetary damages, Carol Management does not have the right to terminate the Doral license agreement in the event of a breach by the Company.

EMPLOYEES

     For the year ended October 31, 1997, the Company employed approximately 6,000 persons during its peak seasons and approximately 3,900 persons during its off-peak seasons. In addition, Parent employs approximately 31 persons who render services in connection with the Company's operations at its corporate headquarters. The Company believes that its employee relations are good. Although none of the Company's employees is currently represented by a labor union, certain union representatives have recently sought unsuccessfully to organize certain of the Company's employees at Desert Resorts and Doral.

GOVERNMENTAL REGULATION

     ENVIRONMENTAL MATTERS. Operations at the Company's resort and community golf courses involve the use and storage of various hazardous materials such as herbicides, pesticides, fertilizers, batteries, solvents, motor oil and gasoline. Such laws often impose liability regardless of whether a property owner or operator knew of, or was responsible for, the release of hazardous materials. In addition, the failure to remediate contamination at a property may adversely affect the ability of a property owner to sell such real estate or to pledge such property as collateral for a loan. The Company believes that it is in compliance in all material respects with applicable federal, state and local environmental laws and regulations.

     GENERAL. The Company is subject to the Fair Labor Standards Act and various state laws governing such matters as minimum wage requirements, overtime and other working conditions and citizenship requirements. Some of the Company's resort and golf course employees receive the federal minimum wage and any increase in the federal minimum wage would increase the Company's labor costs. In addition, the Company is subject to certain state "dram-shop" laws, which provide a person injured by an intoxicated individual the right to recover damages from an establishment that wrongfully served alcoholic beverages to the intoxicated individual. The Company is also subject to the Americans with Disabilities Act of 1990 and the Equal Employment Opportunity Act. The Company believes it is operating in substantial compliance with applicable laws and regulations governing its operations.

ITEM 2.   PROPERTIES

PROPERTIES                         CITY/STATE                OWNED OR LEASED

 Desert Resorts
     La Quinta Resort & Club       La Quinta, California           Owned
     PGA WEST                      La Quinta, California           Owned

 Doral Golf Resort and Spa         Miami, Florida                  Owned

 Lake Lanier Islands               Lake Lanier Islands, Georgia    Leased

 Grand Traverse Resort             Acme, Michigan                  Owned

 KSL Fairways
     Birkdale Golf and C.C.        Richmond, Virginia              Owned
     Broad Bay C.C.                Virginia Beach, Virginia        Owned
     Countryside Golf Club         Roanoke, Virginia               Owned
     Kiln Creek Golf and C.C.      Newport News, Virginia          Owned
     Malborough C.C.               Upper Marlboro, Maryland        Owned
     Monroe Valley Golf Club       Jonestown, Pennsylvania         Owned
     Montclair C.C.                Dumfries, Virginia              Owned
     Patuxent Greens C.C.          Laurel, Maryland                Owned
     Prince William Golf Club      Dulles, Virginia                Leased
     Tantallon C.C.                Ft. Washington, Maryland        Owned
     The Club at Hidden Creek      Navarre, Florida                Owned
     Indigo Lakes Golf and C.C.    Daytona Beach, Florida          Owned
     Pebble Creek                  Tampa, Florida                  Owned
     Scenic Hills C.C.             Pensacola, Florida              Owned
     Shalimar Pointe Golf and C.C. Shalimar, Florida               Owned
     Tiger Point Golf & C.C.       Gulf Breeze, Florida            Owned
     Walden Lake Golf and C.C.     Plant City, Florida             Owned
     Wellington C.C.               Wellington, Florida             Owned
     Lake Windsor G. C.            Windsor, Wisconsin              Owned
     Memphis Oaks C.C.             Memphis, Tennessee              Owned
     Mequon C.C.                   Mequon, Wisconsin               Owned
     Willow Run G.C.               Pewaukee, Wisconsin             Owned

     Descriptions of the Company's significant properties are provided in "Business". All properties are owned or leased by subsidiaries of the Company. The corporate office is located within PGA WEST in La Quinta, California.

ITEM 3.   LEGAL PROCEEDINGS

     The Company is involved in certain legal proceedings generally incidental to its normal business activities. Management of the Company does not believe that the outcome of any of these proceedings will have a material adverse effect on the Company.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of stockholders during the fourth quarter of fiscal year 1997.

                                       PART II.

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Currently, there is no market for the common stock of the Company or its Parent.

ITEM 6.  SELECTED CONSOLIDATED HISTORICAL FINANCIAL DATA

     The following information should be read in conjunction with the consolidated financial statements and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere herein.

                                                                  (IN THOUSANDS EXCEPT SHARE AND PER SHARE AMOUNTS)
                                                                                                                   PERIOD ENDED
                                                                         YEAR ENDED OCTOBER 31,                     OCTOBER 31,
                                                          1997(3)         1996           1995          1994(2)        1993(1)
                                                          -------         ----           ----          -------        -------
  Revenues . . . . . . . . . . . . . . . . . . . .     $  226,070     $  182,249     $  159,266     $  124,210       $  8,631
  Net income (loss). . . . . . . . . . . . . . . .          (363)         19,741       (16,172)        (7,729)          (488)

  Cash and cash equivalents. . . . . . . . . . . .         24,056          9,329         10,112         39,396          6,393
  Total assets . . . . . . . . . . . . . . . . . .        636,041        578,852        578,955        565,583         68,420
  Long-term debt (including current portion) . . .        366,020        271,436        324,604        324,343         37,716

  Earnings (Loss) Per Share:
    Before extraordinary item. . . . . . . . . . .     $    2,801     $ (12,379)     $ (16,172)     $  (5,527)       $  (488)
    Extraordinary gain (loss). . . . . . . . . . .        (3,164)         32,120              -        (2,202)              -
                                                       ----------     ----------     ----------     ----------       --------

  Total Earnings (Loss) Per Share. . . . . . . . .     $    (363)     $   19,741     $ (16,172)     $  (7,729)       $  (488)
                                                       ----------     ----------     ----------     ----------       --------
                                                       ----------     ----------     ----------     ----------       --------
  Weighted average number of
    common shares and common share equivalents . .          1,000          1,000          1,000          1,000          1,000
                                                       ----------     ----------     ----------     ----------       --------
                                                       ----------     ----------     ----------     ----------       --------
  Other Data:
  Net Membership Deposits (4). . . . . . . . . . .     $    8,311     $    4,391     $    6,347     $   24,218       $      -
  Adjusted Net Membership Deposits(5). . . . . . .          8,311          4,391            234            351              -
  Other non-cash items . . . . . . . . . . . . . .            563            873            885            228              -


1) Reflects operations from July 6, 1993 (date of commencement of operations) through October 31, 1993.
2) Desert Resorts and Doral were acquired in December, 1993. Accordingly, the Company's operating results for fiscal 1994 include only ten months of operations for Desert Resorts and Doral.
3) Full operations of Lake Lanier Islands and Grand Traverse commenced in August 1997. Accordingly, the Company's operating results for 1997 included management fees for Lake Lanier Islands through July, and approximately three months of operations of both Lake Lanier Islands and Grand Traverse.
4) Net Membership Deposits is defined as the amount of refundable membership deposits paid by new and upgraded resort club members and by existing members who have converted to new membership plans, in cash, plus principal payments in cash received on notes in respect thereof, minus the amount of any refunds paid in cash with respect to such deposits.
5) Adjusted Net Membership Deposits is defined as Net Membership Deposits, excluding in fiscal 1995 and fiscal 1994, $6.1 million and $23.9 million, respectively, of Net Membership Deposits which, because these amounts were paid by existing resort club members in connection with the initial conversion of such members to new membership plans at Desert Resorts, were considered nonrecurring in nature.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     THE FOLLOWING DISCUSSION AND ANALYSIS OF THE COMPANY'S FINANCIAL CONDITION AND RESULTS OF OPERATIONS SHOULD BE READ IN CONJUNCTION WITH THE COMPANY'S HISTORICAL CONSOLIDATED FINANCIAL STATEMENTS AND NOTES THERETO INCLUDED ELSEWHERE IN THIS DOCUMENT. DOLLAR AMOUNTS INCLUDED IN THIS SECTION ARE IN THOUSANDS.

     The Company generates revenues at Desert Resorts, Doral and Grand Traverse from room revenues, greens fees, food and beverage sales and, to a lesser extent, membership dues and merchandise (pro shop and retail) sales. At Fairways, revenues are generated through non-refundable initiation fees, membership dues, greens fees, golf cart rentals, merchandise (pro shop) sales and food and beverage sales. Rooms revenue, water park revenues, food and beverage sales and to a lesser extent, golf fees, merchandise sales, and admission fees drive revenues at Lake Lanier Islands.

     Revenues at Desert Resorts, Doral and Grand Traverse do not include Net Membership Deposits, which are defined as the amount of refundable membership deposits paid by new and upgraded resort club members and by existing members who have converted to new membership plans, in each case in cash, plus principal payments in cash received on notes in respect thereof, minus the amount of any refunds paid in cash with respect to such deposits. These membership deposits are fully refundable in thirty years (or sooner under certain circumstances). In accordance with generally accepted accounting principles (GAAP), the Company accounts for membership deposits as "cash provided from financing activities" in its statement of cash flows and reports a liability in its balance sheet equal to the amount of such membership deposits.

     In addition to statement of operation data in accordance with GAAP, this "Management's Discussion and Analysis of Financial Condition and Results of Operations" includes a discussion of the Company's Adjusted EBITDA, which is defined as net income before income tax expense (benefit), net interest expense, depreciation and amortization, loss on sale of golf facility, extraordinary items and other non-cash items, plus Adjusted Net Membership Deposits. Adjusted Net Membership Deposits is defined as Net Membership Deposits, excluding in fiscal 1994 and fiscal 1995, $23,900 and $6,100, respectively, of Net Membership Deposits which, because these amounts were paid by existing resort club members in connection with the initial conversion of such members to new membership plans at Desert Resorts, were non-recurring in nature. In fiscal 1994 and 1995, Desert Resorts introduced new membership programs at the PGA WEST and La Quinta private clubs, respectively. These new programs, which provide for the payment of a fully refundable (in thirty years, or sooner under certain circumstances) membership deposit to join one or both of the clubs were offered, on an optional basis, to then existing members of each of the two private clubs. Accordingly, existing members who chose to convert to the new membership program paid a new membership deposit. Information regarding Adjusted EBITDA has been provided because the Company believes that it assists in understanding the Company's operating results. The Company views cash flow from membership sales as an important component of operating cash flow measure as membership sales are recurring in nature as the club builds its membership and replaces the natural turnover. Also, the significant payroll and operating expenses necessary to create, sell and maintain a private club operation are treated as ongoing expenses in the Company's Statement of Operations and therefore recognizing the cash flow from sales is an appropriate match in determining the overall performance of the club operation. It is important to note that the membership cash flow included in Adjusted EBITDA is only the cash amount collected net of financed sales and refunds. From the Company's perspective, EBITDA and net membership cash flow together as Adjusted EBITDA provide the most accurate measure of the recurring cash flow performance of the operations. As structured, these private club membership sales are not treated as revenue for GAAP purposes and therefore do not appear in the Company's Statement of Operations, but are reflected in the Company's Statement of Cash Flows.

     Adjusted EBITDA should not be construed as an indicator of the Company's operating performance or as an alternative to operating income as determined in accordance with GAAP. Additionally, Adjusted EBITDA should not be construed by investors as a measure of the Company's liquidity or ability to meet all cash needs or as an alternative to cash flows from operating, investing and financing activities as determined in accordance with GAAP, nor should Adjusted EBITDA be construed by investors as an alternative to any other determination under GAAP.

FISCAL YEAR ENDED OCTOBER 31, 1997 COMPARED TO FISCAL YEAR ENDED OCTOBER 31,
1996

     REVENUES. Revenues increased by $43,821, or 24%, from $182,249 in fiscal 1996 to $226,070 in fiscal 1997. This increase reflected increases in revenues at each of the Company's existing operating units and the partial year addition of two operating units in Lake Lanier Islands and Grand Traverse.

     DESERT RESORTS. Revenues at Desert Resorts increased by $12,857, or 16%, from $79,258 in fiscal 1996 to $92,115 in fiscal 1997. This increase was primarily attributable to (i) an increase in room revenue of $3,236, or 14%, from $23,225 in fiscal 1996 to $26,461 in fiscal 1997 (ii) an increase in food and beverage sales of $3,280, or 18%, from $17,984 in fiscal 1996 to $21,264 in fiscal 1997 and (iii) an increase in golf fees and dues of $2,679, or 12%, from $22,242 in fiscal 1996 to $24,921 in fiscal 1997. The increase in room revenues was attributable to an increase in occupancy. The increased occupancy reflected the successful booking of more group and corporate business supported by a new ballroom and related facilities, which were completed in April 1996. The increases in food and beverage sales and golf fees and dues were primarily attributable to the increases in occupancy rate and the addition of a private golf course completed in January 1996.

     DORAL. Revenues at Doral increased by $13,815, or 24%, from $57,343 in fiscal 1996 to $71,158 in fiscal 1997. During fiscal 1997, (i) room revenues increased by $4,853, or 22%, from $22,117 in fiscal 1996 to $26,970 in fiscal 1997, (ii) food and beverage sales increased by $2,736, or 16%, from $17,049 in fiscal 1996 to $19,785 in fiscal 1997, (iii) golf fees and dues increased by $3,242, or 46%, from $7,084 in fiscal 1996 to $10,326 in fiscal 1997 and (iv) spa revenues increased by $932, or 30%, from $3,112 in fiscal 1996 to $4,044 in fiscal 1997. The increase in room revenues was primarily attributable to an increase in occupancy. The increases in golf fees and dues and food and beverage sales were primarily attributable to the increase in occupancy rate and, in the case of golf fees and dues, the completion of the rebuilding of the Gold Course, the "Blue Monster" course, and expanded sales and marketing programs.

     FAIRWAYS. Revenues at Fairways increased by $221, or less than 1%, from $44,766 in fiscal 1996 to $44,987 in fiscal 1997. This increase was primarily attributable to (i) an increase in golf fees and dues of $1,412, or 5%, from $29,594 in fiscal 1996 to $31,006 in fiscal 1997, which was (ii) offset in part by a decrease in food and beverage sales of $429, or 5%, from $9,305 in fiscal 1996 to $8,876 in fiscal 1997. The increases in golf fees and dues were primarily attributable to the acquisition of four golf facilities in fiscal 1996.

     LAKE LANIER ISLANDS. Revenues at Lake Lanier Islands increased by $8,024. In fiscal 1997, total revenues were $8,905 consisting primarily of management fees of $1,440 received from November 1, 1996 to the closing of the sublease at August 1, 1997, food and beverage revenue of $1,914, water park revenue of $1,160, room revenue of $1,680, and other revenue of $2,711 for the period August 1, 1997 to October 31, 1997.

     GRAND TRAVERSE. Revenues at Grand Traverse were $8,904 from August 11, 1997 (acquisition date) to October 31, 1997, consisting of rooms revenue of $4,100, food and beverage revenue of $2,760 and other revenues of $2,044.

     OPERATING EXPENSES. Operating expenses increased by $26,175, or 16%, from $167,057 in fiscal 1996 to $193,232 in fiscal 1997. Operating expenses, excluding depreciation and amortization, increased by $22,309, or 16%, from $143,258 in fiscal 1996 to $165,567 in fiscal 1997, primarily as a result of increased activity resulting from the opening of new facilities, the addition of Grand Traverse and Lake Lanier Islands, and higher occupancy rates at the Company's resorts. The primary components of the increase were (i) an increase in payroll and benefits of $8,896, or 14%, from $63,039 in fiscal 1996 to $71,935 in fiscal 1997, reflecting increases in staff and changes in incentive programs, (ii) an increase in other expenses of $11,506, or 15%, from $77,020 in fiscal 1996 to $88,526 in fiscal 1997, and (iii) an increase in corporate fees of $1,907, or 60%, from $3,199 in fiscal 1996 to $5,106 in fiscal 1997. As a percentage of revenues, operating expenses, excluding depreciation and amortization, declined from 79% of revenues in fiscal 1996 to 73% of revenues in fiscal 1997. Depreciation and amortization increased by $3,866, or 16%, from $23,799 in fiscal 1996 to $27,655 in fiscal 1997. This increase was primarily attributable to the completion of capital improvements at Desert Resorts and Doral in fiscal 1996 and the addition of Grand Traverse and Lake Lanier Islands.

     OPERATING INCOME. Operating income increased by $17,646, or 116%, from $15,192 in fiscal 1996 to $32,838 in fiscal 1997 as a result of the factors discussed above.

     NET INTEREST EXPENSE. Net interest expense increased by $2,326, or 8%, from $27,711 in fiscal 1996 to $30,037 in fiscal 1997. This increase was primarily attributable to (i) increased indebtedness of the Company and (ii) increased amortization of capitalized finance costs, partially offset by interest income received on a note receivable from an affiliate.

     EXTRAORDINARY ITEMS. The Company incurred an extraordinary loss, net of income tax benefits, on the early extinguishment of indebtedness of $3,164, in fiscal 1997. In fiscal 1996, the Company incurred an extraordinary gain, net of income tax, on the early extinguishment of indebtedness of $32,120.

     NET INCOME. Net income decreased by $20,104 from $19,741 in fiscal 1996 to a net loss of $363 in fiscal 1997 as a result of the factors described above. Excluding extraordinary items, net loss would have decreased by $15,180, or 123%, from a net loss of $12,379 in fiscal 1996 to a net income of $2,801 in fiscal 1997.

     ADJUSTED EBITDA. Adjusted EBITDA increased by $25,207, or 57%, from $44,313 in fiscal 1996 to $69,520 in fiscal 1997. This increase was primarily attributable to the factors described above and an increase in Adjusted Net Membership Deposits of $3,920 from $4,391 in fiscal 1996 to $8,311 in fiscal 1997.

FISCAL YEAR ENDED OCTOBER 31, 1996 COMPARED TO FISCAL YEAR ENDED OCTOBER 31,
1995

     REVENUES. Revenues increased by $22,983, or 14%, from $159,266 in fiscal 1995 to $182,249 in fiscal 1996. This increase reflected increases in revenues at each of the Company's operating units.

     DESERT RESORTS. Revenues at Desert Resorts increased by $4,425, or 6%, from $74,833 in fiscal 1995 to $79,258 in fiscal 1996. This increase was primarily attributable to (i) an increase in room revenue of $2,141, or 10%, from $21,084 in fiscal 1995 to $23,225 in fiscal 1996, (ii) an increase in food and beverage sales of $736, or 4%, from $17,248 in fiscal 1995 to $17,984 in fiscal 1996 and (iii) an increase in golf fees and dues of $523, or 2%, from $21,719 in fiscal 1995 to $22,242 in fiscal 1996. The increase in room revenues was attributable to an increase in occupancy. The increases in food and beverage sales and golf fees and dues were primarily attributable to the increases in occupancy rate.

     DORAL. Revenues at Doral increased by $12,044, or 27%, from $45,299 in fiscal 1995 to $57,343 in fiscal 1996. This increase was primarily attributable to (i) the completion of the room renovation program in October 1995, which resulted in lower occupancy rates throughout fiscal 1995, and (ii) the completion of the rebuilding of the Gold Course in January 1996, which resulted in lower golf revenues from May 1995 to January 1996. During fiscal 1996, (i) room revenues increased by $5,753, or 35%, from $16,364 in fiscal 1995 to $22,117 in fiscal 1996, (ii) food and beverage sales increased by $4,072, or 31%, from $12,977 in fiscal 1995 to $17,049 in fiscal 1996, (iii) golf fees and dues increased by $192, or 3%, from $6,892 in fiscal 1995 to $7,084 in fiscal 1996 and (iv) spa revenues increased by $351, or 13% from $2,761 in fiscal 1995 to $3,112 in fiscal 1996. The increase in room revenues was primarily attributable to an increase in occupancy. The increases in golf fees and dues and food and beverage sales were primarily attributable to the increase in occupancy rate and, in the case of golf fees and dues, the completion of the rebuilding of the Gold Course as discussed above, offset in part by lower revenues as a result of the restoration of the "Blue Monster" from April 1996 to December 1996.

     FAIRWAYS.   Revenues at Fairways increased by $5,632, or 14%, from $39,134 in fiscal 1995 to $44,766 in fiscal 1996. This increase was primarily attributable to (i) an increase in golf fees and dues of $5,229, or 21%, from $24,365 in fiscal 1995 to $29,594 in fiscal 1996 and (ii) an increase in food and beverage sales of $633, or 7%, from $8,672 in fiscal 1995 to $9,305 in fiscal 1996. The increases in golf fees and dues and food and beverage sales were primarily attributable to the acquisition of four golf facilities in fiscal 1996.

     LAKE LANIER ISLANDS. Revenues at Lake Lanier Islands were $881 for fiscal 1996, consisting of management fees from May 15, 1996 to October 31, 1996.

     OPERATING EXPENSES. Operating expenses increased by $12,594, or 8%, from $154,463 in fiscal 1995 to $167,057 in fiscal 1996. Operating expenses, excluding depreciation and amortization, increased by $9,135, or 7%, from $134,123 in fiscal 1995 to $143,258 in fiscal 1996, primarily as a result of increased activity resulting from higher occupancy rates at the Company's resorts and the acquisition of four golf facilities at Fairways in fiscal 1996. The primary components of the increase were (i) an increase in payroll and benefits of $2,042, or 3%, from $60,997 in fiscal 1995 to $63,039 in fiscal 1996, reflecting increases in staff and changes in incentive programs and
(ii) an increase in other expenses of $4,644, or 6%, from $72,376 in fiscal 1995 to $77,020 in fiscal 1996, (iii) an increase in corporate fees of $2,449 or 326% from $750 in fiscal 1995 to $3,199 in fiscal 1996. As a percentage of revenues, operating expenses, excluding depreciation and amortization, declined from 84% of revenues in fiscal 1995 to 79% of revenues in fiscal 1996. Depreciation and amortization increased by $3,459, or 17%, from $20,340 in fiscal 1995 to $23,799 in fiscal 1996. This increase was primarily attributable to the completion of capital improvements at Desert Resorts and Doral in fiscal 1996.

     OPERATING INCOME. Operating income increased by $10,389, or 216 %, from $4,803 in fiscal 1995 to $15,192 in fiscal 1996 as a result of the factors discussed above.

     NET INTEREST EXPENSE. Net interest expense increased by $9,219, or 50%, from $18,492 in fiscal 1995 to $27,711 in fiscal 1996. This increase was primarily attributable to (i) the refinancing of indebtedness at Desert Resorts at higher rates than the original financing and (ii) additional indebtedness incurred at Fairways to fund the acquisition of three golf facilities in fiscal 1995 and four golf facilities in fiscal 1996, partially offset by higher interest income due to higher cash balances and interest received on a note receivable from an affiliate.

     LOSS ON SALE OF GOLF FACILITY AND EXTRAORDINARY ITEMS. The Company incurred an extraordinary gain, net of income taxes, on the early extinguishment of indebtedness of $32,120, in fiscal 1996. In fiscal 1995, the Company incurred a loss of $2,684 in connection with the sale of a golf facility at Fairways.

     NET INCOME. Net income increased by $35,913 from a net loss of $16,172 in fiscal 1995 to net income of $19,741 in fiscal 1996 as a result of the factors described above. Excluding the effect of the loss on sale of golf facility and extraordinary items, net loss would have decreased by $1,109, or 8%, from $13,488 in fiscal 1995 to $12,379 in fiscal 1996.

     ADJUSTED EBITDA. Adjusted EBITDA increased by $17,850, or 68%, from $26,463 in fiscal 1995 to $44,313 in fiscal 1996. This increase was primarily attributable to the factors described above and an increase in Adjusted Net Membership Deposits of $4,157 from $234 in fiscal 1995 to $4,391 in fiscal 1996.

LIQUIDITY AND CAPITAL RESOURCES

     Historically, the Company has funded its capital and operating requirements with a combination of operating cash flow, borrowings under the credit facilities of its operating subsidiaries and equity investments from partnerships formed at the direction of Kohlberg Kravis Roberts & Co., L.P.
(KKR). The Company has utilized these sources of funds to make acquisitions, to fund significant capital expenditures at its properties, to fund operations and to service debt under the credit facilities of its operating subsidiaries. The Company presently expects to fund its future capital and operating requirements at its existing operations through a combination of borrowings under the credit facility and cash generated from operations.

     During fiscal 1997, cash flow provided by operating activities was $100,104, compared to $15,218 for fiscal 1996. This increase was primarily due to (i) the settlement of receivables due from Parent and its affiliates of $46,446, (ii) the release of restricted cash to operating cash of $9,499 due to the credit facility, (iii) the release of $2,411 in restricted cash due to the execution of the Lake Lanier Islands sublease, (iv) an increase in accrued interest payable of $7,435, and (v) a decrease in trade receivables of $4,027. The positive impact on cash from the settlement of these receivables was offset by the cash used in financing activities to provide a dividend and a net return of capital to Parent of $51,655. During fiscal 1997, cash flow used in investing activities was $87,276, compared to $12,755 for fiscal 1996. This change was primarily attributable to the investment in Lake Lanier Islands, Grand Traverse and the Silver Course for Doral of $58,575; the repayment to the Company of a $23,065 note by an affiliate in fiscal 1996, as compared to the issuance of a new $21,653 note by the Company to an affiliate in fiscal 1997, and was offset by a decline in capital expenditures of $8,945, and a decline in acquisition of golf course facilities of $15,274 in fiscal 1997 compared to fiscal 1996.

     During fiscal 1996, cash flow provided by operating activities was $15,218, compared to cash flow used in operating activities of $6,860 for fiscal 1995. This change was primarily attributable to (i) the reduction of a receivable owed by Parent in 1996, (ii) the increase in revenues during fiscal 1996 and
(iii) improved management of working capital, offset in part by advances by the Company to KSL Land. During fiscal 1996, cash flow used in investing activities was $12,755, compared to $48,661 for fiscal 1995. This decrease was primarily attributable to a reduction in capital expenditures of $28,392 in fiscal 1996 compared to fiscal 1995 and the repayment to the Company of a $23,065 note by an affiliate in fiscal 1996, offset by an increase of $5,112 in fiscal 1996 of funds used to acquire golf courses.

     From the beginning of fiscal 1994 to the end of fiscal 1996, the Company spent approximately $33,500 at Desert Resorts to, among other things: (i) build a new 24,000 square foot addition to the conference facilities at La Quinta;
(ii) construct a new championship golf course designed by Tom Weiskopf at PGA WEST and renovate the Mountain Course at La Quinta; and (iii) build a new 28,000 square foot members' clubhouse at the Citrus Course at La Quinta. These expenditures were funded primarily through operating cash flow.

     From the beginning of fiscal 1994 to the end of fiscal 1996, the Company spent approximately $33,000 at Doral to, among other things: (i) renovate all 646 guest rooms and refurbish all 48 spa guest suites at the resort; (ii) renovate the 75,000 square feet of conference facilities and most of the public reception areas; and (iii) restore the famed "Blue Monster" Golf Course and rebuild the Gold Course under the direction of noted professional golfer and golf course designer Raymond Floyd. These expenditures were funded primarily through additional capital contributions from Parent.

     In connection with the Lake Lanier Islands sublease, the Parent contributed $9,000 in cash to the Company to fund the purchase of certain equipment and other assets used in the operation of the Lake Lanier Islands facilities that were not leased pursuant to the sublease. In addition, the terms of the sublease will require the Company to spend $5,000 for capital improvements at Lake Lanier Islands over the first five years of the sublease.

     In April 1997, the Company sold $125,000 of senior subordinated redeemable notes (the Notes) and entered into a new credit facility providing for term loans of up to $100,000 and a revolving credit line of up to $175,000. The Notes are redeemable beginning May 2002 at the Company's option at various rates ranging from 105.125% at May 2002, decreasing to 100% at May 2005 and thereafter. The Company is required to offer to buy the Notes at 101% upon a change of control, as defined in the Notes agreement. Maximum borrowing under the revolving credit line decrease from a maximum of $175,000 to $163,750 in May 2000, $152,500 in May 2001, $137,500 in May 2002 and $118,750 in May 2003.

     The proceeds from the Notes, together with $100,000 of term loans under the new credit facility and a $75,000 drawing under the revolving credit portion of the new credit facility (collectively, the Refinancings) were used on April 30, 1997, (i) to repay approximately $265,000 of outstanding indebtedness of the Company, (ii) to make a loan of approximately $20,800 to KSL Land, which was used to repay indebtedness of KSL Land with respect to which a subsidiary of the Company was a co-obligor, (iii) to pay prepayment penalties and fees and expenses incurred in connection with the Refinancings and (iv) for general corporate purposes. The stock of certain subsidiaries has been pledged to collateralize the new credit facility. Prior to the Refinancings, long-term debt was collateralized by substantially all of the assets of the Company.

     The Company is continually engaged in evaluating potential acquisition candidates to add to its portfolio of properties at both its resort and community golf businesses. In December, 1997, the Company entered into an agreement to purchase the assets of Silver Spring Country Club, a 36-hole golf facility in Menomonee Falls, Wisconsin for approximately $9,000. This acquisition will be financed under the revolving credit portion of the Company's credit facility. The Company expects that funding for future acquisitions may come from a variety of sources, depending on the size and nature of any such acquisitions. Potential sources of capital include cash generated from operations, borrowings under the credit facility, additional equity investments from Parent or partnerships formed at the direction of KKR or other external debt or equity financings. There can be no assurance that such additional capital sources will be available to the Company on terms which the Company finds acceptable, or be available at all.

     The Company believes that its liquidity, capital resources and cash flows from existing operations will be sufficient to fund capital expenditures, working capital requirements and interest and principal payments on its indebtedness for the foreseeable future. However, a variety of factors could impact the Company's ability to fund capital expenditures, working capital requirements and interest and principal payments, including a prolonged or severe economic recession in the United States, departures from currently expected demographic trends (for example, if the total number of golf rounds played and golf spending are not as great as currently anticipated) or the Company's inability to achieve operating improvements at existing and acquired operations at currently expected levels. Moreover, the Company currently expects that it will acquire additional resorts, golf facilities or other recreational facilities, and in connection therewith, expects to incur additional indebtedness. In the event that the Company incurs such additional indebtedness, its ability to make principal and interest payments on its indebtedness, including the Notes, may be adversely impacted.

SEASONALITY AND INFLATION

     The operations of the Company are seasonal. Primarily due to the popularity of Desert Resorts and Doral during the winter and early spring months, a significant percentage of the Company's revenues and operating income are recognized in the first two quarters of the fiscal year. Lake Lanier Islands, Grand Traverse and Fairways offset a portion of the seasonality associated with Desert Resorts and Doral because they generate a significant percentage of their revenue and operating income during the summer months which are recognized in the last two quarters of the fiscal year.

     The Company believes that inflation does not materially impact its business operations.

ACCOUNTING PRONOUNCEMENTS

     In fiscal 1996, the Company adopted the provisions of SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of." The effects of adopting SFAS No. 121 were not material in relation to the Company's consolidated financial statements.

     In February 1997, the Financial Accounting Standards Board issued SFAS
No. 128, "Earnings per Share" which changes the previous standards for computing earnings per share and requires the disclosure of basic and diluted earnings per share. For the year ended October 31, 1997, the amount reported as net income per common share was not materially different than that which would have been reported for basic and diluted earnings per share in accordance with SFAS 128. This statement will be adopted by the Company beginning November 1, 1997.

     During 1997, the Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income," which established standards for the reporting and displaying of comprehensive income. Comprehensive income is defined as all changes in a Company's net assets except changes resulting from transactions with shareholders. It differs from net income in that certain items currently recorded to equity would be a part of comprehensive income. Comprehensive income must be reported in a financial statement with the cumulative total presented as a component of equity. This statement will be adopted by the Company beginning November 1, 1998.

     During 1997, the Financial Accounting Standards Board issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," which will be effective for the Company beginning November 1, 1998. SFAS No. 131 redefines how operating segments are determined and requires disclosure of certain financial and descriptive information about a company's operating segments. The Company believes the segment information required to be disclosed under SFAS No. 131 will be more comprehensive than previously provided, including expanded disclosure of income statement and balance sheet items. The Company has not yet completed its analysis of the operating segments on which it will report.

OTHER MATTERS

     The Company relies heavily on computer technology to effectively carry out its day-to-day operations. As the millennium approaches, the Company is assessing all of its computer systems to ensure that they are "Year 2000"-compliant. In this process, the Company expects to both replace some systems and upgrade others which are not Year 2000-compliant. The Company expects its Year 2000 project to be completed on a timely basis. However, there can be no assurance that the systems of other companies on which the Company may rely also will be timely converted or that such failure to convert by another company would not have an adverse effect on the Company's systems. The Company presently believes, with modification to existing software and converting to new software, the Year 2000 problem will not pose significant operational problems and is not anticipated to be material to its financial position or results of operations in any given year. The Company's stated expectations regarding its Year 2000 project constitute forward-looking statements. Actual results could differ materially from the Company's expectations due to unanticipated technological difficulties or project delays. Reference is made to the introductory paragraph of this annual report.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA



                             INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholder of KSL Recreation Group, Inc.

     We have audited the accompanying consolidated balance sheets of KSL Recreation Group, Inc. and subsidiaries (the Company) as of October 31, 1997 and 1996, and the related consolidated statements of operations, stockholder's equity and cash flows for each of the three years in the period ended
October 31, 1997. Our audits also included the financial statement schedule listed in the index at Item 14. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of KSL Recreation Group, Inc. and subsidiaries as of October 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended October 31, 1997 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

Deloitte & Touche LLP

Costa Mesa, California
January 23, 1998

                     KSL RECREATION GROUP, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF OPERATIONS
                 FOR THE YEARS ENDED OCTOBER 31, 1997, 1996 AND 1995

(In thousands, except share and per share data)
                                                           1997           1996           1995
                                                           ----           ----           ----
REVENUES:
Rooms revenue . . . . . . . . . . . . . . . . . .       $  59,393      $  45,548      $  37,678
Food and beverage sales . . . . . . . . . . . . .          54,598         44,338         38,897
Golf fees . . . . . . . . . . . . . . . . . . . .          42,641         35,371         32,646
Dues and fees . . . . . . . . . . . . . . . . . .          24,826         23,549         20,330
Other . . . . . . . . . . . . . . . . . . . . . .          44,612         33,443         29,715
                                                        ---------      ---------      ---------
   Total revenues . . . . . . . . . . . . . . . .         226,070        182,249        159,266
EXPENSES:
Payroll and benefits. . . . . . . . . . . . . . .          71,935         63,039         60,997
Other expenses. . . . . . . . . . . . . . . . . .          88,526         77,020         72,376
Depreciation and amortization . . . . . . . . . .          27,665         23,799         20,340
Corporate fee (Note 12) . . . . . . . . . . . . .           5,106          3,199            750
                                                        ---------      ---------      ---------
   Total operating expenses . . . . . . . . . . .         193,232        167,057        154,463
                                                        ---------      ---------      ---------
INCOME FROM OPERATIONS. . . . . . . . . . . . . .          32,838         15,192          4,803

OTHER INCOME (EXPENSE):
Interest income (Notes 3 and 12). . . . . . . . .           1,672          1,058          5,462
Interest expense. . . . . . . . . . . . . . . . .        (31,709)       (28,769)       (23,954)
Loss on sale of golf course (Note 14) . . . . . .               -              -        (2,684)
                                                        ---------      ---------      ---------
   Other expense, net . . . . . . . . . . . . . .        (30,037)       (27,711)       (21,176)
INCOME (LOSS) BEFORE MINORITY INTERESTS, INCOME
  TAXES AND EXTRAORDINARY ITEM. . . . . . . . . .           2,801       (12,519)       (16,373)
MINORITY INTERESTS IN LOSSES OF SUBSIDIARY. . . .             143             58            201
                                                        ---------      ---------      ---------

INCOME (LOSS) BEFORE INCOME TAXES AND
  EXTRAORDINARY ITEM. . . . . . . . . . . . . . .           2,944       (12,461)       (16,172)

INCOME TAX EXPENSE (BENEFIT) (Note 9) . . . . . .             143           (82)              -
                                                        ---------      ---------      ---------

INCOME (LOSS) BEFORE EXTRAORDINARY ITEM . . . . .           2,801       (12,379)       (16,172)

EXTRAORDINARY GAIN (LOSS) ON EARLY
  EXTINGUISHMENT OF DEBT (net of income tax expense
  (benefit) of ($2,007) and $16,757, respectively)
  (Note 13) . . . . . . . . . . . . . . . . . . .         (3,164)         32,120              -
                                                        ---------      ---------      ---------

NET INCOME (LOSS) . . . . . . . . . . . . . . . .       $   (363)      $  19,741      $(16,172)
                                                        ---------      ---------      ---------
                                                        ---------      ---------      ---------

EARNINGS (LOSS) PER SHARE:
Before extraordinary item . . . . . . . . . . . .       $   2,801      $(12,379)      $(16,172)
Extraordinary gain (loss) . . . . . . . . . . . .         (3,164)         32,120              -
                                                        ---------      ---------      ---------

TOTAL EARNINGS (LOSS) PER SHARE . . . . . . . . .       $   (363)      $  19,741      $(16,172)
                                                        ---------      ---------      ---------
                                                        ---------      ---------      ---------

WEIGHTED AVERAGE NUMBER OF COMMON SHARES. . . . .           1,000          1,000          1,000
                                                        ---------      ---------      ---------
                                                        ---------      ---------      ---------


             See accompanying notes to consolidated financial statements.

                     KSL RECREATION GROUP, INC. AND SUBSIDIARIES

             CONSOLIDATED BALANCE SHEETS AS OF OCTOBER 31, 1997 AND 1996

(In thousands except share data)

ASSETS                                                                                        1997           1996
                                                                                              ----           ----
CURRENT ASSETS:
  Cash and cash equivalents. . . . . . . . . . . . . . . . . . . . . . . . . . .          $   24,056     $    9,329
  Restricted cash. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .               1,790          6,038
  Trade receivables, net of allowance for doubtful
    receivables of $722 and $1,573 respectively. . . . . . . . . . . . . . . . .              14,185         11,046
  Inventories (Note 4) . . . . . . . . . . . . . . . . . . . . . . . . . . . . .               7,383          7,266
  Current portion of notes receivable (Note 3) . . . . . . . . . . . . . . . . .               1,946          1,658
  Prepaid expenses and other current assets. . . . . . . . . . . . . . . . . . .               3,865          3,883
                                                                                          ----------     ----------
    Total current assets . . . . . . . . . . . . . . . . . . . . . . . . . . . .              53,225         39,220

PROPERTY AND EQUIPMENT, net (Notes 5, 7 and 8) . . . . . . . . . . . . . . . . .             431,436        362,867
NOTES RECEIVABLE FROM AFFILIATES (Note 12) . . . . . . . . . . . . . . . . . . .              21,653              -
NOTES RECEIVABLE, less current portion (Notes 3, 12 and 14). . . . . . . . . . .               5,177          4,015
RESTRICTED CASH, less current portion. . . . . . . . . . . . . . . . . . . . . .                 101          7,763
RECEIVABLE FROM PARENT (Notes 1 and 12). . . . . . . . . . . . . . . . . . . . .                   -         43,585
RECEIVABLES FROM AFFILIATES (Note 12). . . . . . . . . . . . . . . . . . . . . .                   -          3,694
EXCESS OF COST OVER NET ASSETS OF ACQUIRED ENTITIES, net of
   accumulated amortization of $13,756 and $10,007, respectively . . . . . . . .              90,343         87,274
OTHER ASSETS, net (Note 6) . . . . . . . . . . . . . . . . . . . . . . . . . . .              34,106         30,434
                                                                                          ----------     ----------
                                                                                          $  636,041     $  578,852
                                                                                          ----------     ----------
                                                                                          ----------     ----------

LIABILITIES AND STOCKHOLDER'S EQUITY
CURRENT LIABILITIES:
  Accounts payable . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          $    6,948     $    7,322
  Accrued liabilities. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              16,899         16,831
  Accrued interest payable . . . . . . . . . . . . . . . . . . . . . . . . . . .              10,149          2,714
  Current portion of long-term debt (Note 7) . . . . . . . . . . . . . . . . . .               1,000          4,636
  Current portion of obligations under capital leases (Note 8) . . . . . . . . .               3,044          2,407
  Payable to affiliates. . . . . . . . . . . . . . . . . . . . . . . . . . . . .                  29            719
  Deferred income, customer deposits and other . . . . . . . . . . . . . . . . .               6,429          5,404
                                                                                          ----------     ----------
    Total current liabilities. . . . . . . . . . . . . . . . . . . . . . . . . .              44,498         40,033

LONG-TERM DEBT, less current portion (Note 7). . . . . . . . . . . . . . . . . .             326,500        260,416
OBLIGATIONS UNDER CAPITAL LEASES, less current portion (Note 8). . . . . . . . .              35,476          3,977
OTHER LIABILITIES. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .               1,168            885
MEMBER DEPOSITS. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              44,759         34,026
DEFERRED INCOME TAXES (Note 9) . . . . . . . . . . . . . . . . . . . . . . . . .              15,202         16,760
MINORITY INTERESTS IN EQUITY OF SUBSIDIARY (Note 2). . . . . . . . . . . . . . .                 247            391

COMMITMENTS AND CONTINGENCIES (Note 11)

STOCKHOLDER'S EQUITY (Notes 6 and 10):
  Common stock, $.01 par value, 1,000 shares authorized and outstanding. . . . .                   -              -
  Additional paid-in capital . . . . . . . . . . . . . . . . . . . . . . . . . .             197,535        227,424
  Accumulated deficit. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            (29,344)        (5,060)
                                                                                          ----------     ----------
  Total stockholder's equity . . . . . . . . . . . . . . . . . . . . . . . . . .             168,191        222,364
                                                                                          ----------     ----------
                                                                                          $  636,041     $  578,852
                                                                                          ----------     ----------
                                                                                          ----------     ----------




             See accompanying notes to consolidated financial statements.

                     KSL RECREATION GROUP, INC. AND SUBSIDIARIES

                   CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY
                 FOR THE YEARS ENDED OCTOBER 31, 1997, 1996 AND 1995



(In thousands)


                                                                  ADDITIONAL
                                                     COMMON        PAID-IN      ACCUMULATED
                                                      STOCK        CAPITAL        DEFICIT         TOTAL
                                                      -----        -------        -------         -----
BALANCE November 1, 1994 . . . . . . . . . .      $        -     $  196,594     $  (8,629)     $  187,965
Capital contributions (Note 10). . . . . . .               -         25,795              -         25,795
Net loss . . . . . . . . . . . . . . . . . .               -              -       (16,172)       (16,172)
                                                  ----------     ----------     ----------     ----------

BALANCE October 31, 1995 . . . . . . . . . .               -        222,389       (24,801)        197,588
Capital contributions (Note 10). . . . . . .               -          5,035              -          5,035
Net income . . . . . . . . . . . . . . . . .               -              -         19,741         19,741
                                                  ----------     ----------     ----------     ----------

BALANCE October 31, 1996 . . . . . . . . . .               -        227,424        (5,060)        222,364
Capital contributions (Note 10). . . . . . .               -          9,144              -          9,144
Dividends (Note 10). . . . . . . . . . . . .               -              -       (23,921)       (23,921)
Capital distributions (Note 10). . . . . . .               -       (39,033)              -       (39,033)
Net loss . . . . . . . . . . . . . . . . . .               -              -          (363)          (363)
                                                  ----------     ----------     ----------     ----------

BALANCE, October 31, 1997. . . . . . . . . .      $        -     $  197,535     $ (29,344)     $  168,191
                                                  ----------     ----------     ----------     ----------
                                                  ----------     ----------     ----------     ----------

             See accompanying notes to consolidated financial statements.

                     KSL RECREATION GROUP, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED OCTOBER 31, 1997, 1996 AND 1995

(In thousands)

                                                                               1997          1996          1995
                                                                               ----          ----          ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss). . . . . . . . . . . . . . . . . . . . . . . . . . .      $   (363)     $   19,741    $  (16,172)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization. . . . . . . . . . . . . . . . . . . . .         27,665         23,799         20,340
Amortization of debt issuance costs. . . . . . . . . . . . . . . . . .          1,720          2,112            777
Extraordinary loss (gain) on debt extinguishment . . . . . . . . . . .          5,171       (48,256)              -
Deferred income taxes. . . . . . . . . . . . . . . . . . . . . . . . .        (1,558)         16,760              -
Provision for losses on trade receivables. . . . . . . . . . . . . . .          (933)          1,004            (3)
Provision for losses on notes receivable . . . . . . . . . . . . . . .              -            228              -
Minority interests in losses of subsidiary . . . . . . . . . . . . . .          (143)           (58)          (201)
(Gain) loss on sales of property, net. . . . . . . . . . . . . . . . .          (141)             88          2,516
Changes in operating assets and liabilities, net of effects from investment in subsidiaries:
  Restricted cash. . . . . . . . . . . . . . . . . . . . . . . . . . .         11,910        (9,464)              6
  Trade receivables. . . . . . . . . . . . . . . . . . . . . . . . . .          4,027        (2,408)        (1,615)
  Inventories. . . . . . . . . . . . . . . . . . . . . . . . . . . . .            386          (518)          (729)
  Prepaid expenses and other current assets. . . . . . . . . . . . . .          1,579          1,537          (464)
  Notes receivable . . . . . . . . . . . . . . . . . . . . . . . . . .            347          (292)              5
  Receivable from Parent . . . . . . . . . . . . . . . . . . . . . . .         43,442         10,069       (16,522)
  Receivables from affiliates. . . . . . . . . . . . . . . . . . . . .          3,004        (2,975)          1,669
  Other assets . . . . . . . . . . . . . . . . . . . . . . . . . . . .          (308)          (596)        (1,318)
  Accounts payable . . . . . . . . . . . . . . . . . . . . . . . . . .          (532)        (2,894)            491
  Accrued liabilities. . . . . . . . . . . . . . . . . . . . . . . . .        (2,433)          6,356          2,822
  Accrued interest payable . . . . . . . . . . . . . . . . . . . . . .          7,435          1,438            208
  Deferred income, customer deposits and other . . . . . . . . . . . .          (453)          (781)          1,034
  Other liabilities. . . . . . . . . . . . . . . . . . . . . . . . . .            282            328            296
                                                                           ----------     ----------     ----------
    Net cash provided by (used in) operating activities. . . . . . . .        100,104         15,218        (6,860)

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in subsidiaries, net of cash acquired . . . . . . . . . . .       (58,575)           (50)           (65)
Purchases of property and equipment. . . . . . . . . . . . . . . . . .       (12,135)       (21,080)       (49,472)
Notes receivable from affiliate, net . . . . . . . . . . . . . . . . .       (21,653)         23,065             77
Acquisition of golf course facilities. . . . . . . . . . . . . . . . .              -       (15,274)       (10,162)
Proceeds from sales of property and equipment. . . . . . . . . . . . .            277            583          2,402
Collections on member notes receivable . . . . . . . . . . . . . . . .          3,704          1,908          8,594
Investment in partnerships . . . . . . . . . . . . . . . . . . . . . .          (515)        (1,907)          (571)
Proceeds from sale of investment in partnership. . . . . . . . . . . .          1,621              -              -
Other. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              -              -            536
                                                                           ----------     ----------     ----------
    Net cash used in investing activities. . . . . . . . . . . . . . .       (87,276)       (12,755)       (48,661)


             See accompanying notes to consolidated financial statements.

                     KSL RECREATION GROUP, INC. AND SUBSIDIARIES

                         CONSOLIDATED STATEMENTS OF CASH FLOWS
           FOR THE YEARS ENDED OCTOBER 31, 1997, 1996 AND 1995 (CONTINUED)


(In thousands)

                                                                         1997           1996            1995
                                                                         ----           ----            ----
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from debt issuance. . . . . . . . . . . . . . . . .         $   327,862    $   147,395     $    8,665
Principal payments on long-term debt and obligations under
  capital leases . . . . . . . . . . . . . . . . . . . . . .           (268,081)      (154,945)       (12,255)
Member deposits, net . . . . . . . . . . . . . . . . . . . .               4,608          2,483          4,365
Capital contributions from Parent. . . . . . . . . . . . . .               9,144          5,035         25,795
Capital distributions and dividends to Parent. . . . . . . .            (60,799)              -              -
Debt financing costs . . . . . . . . . . . . . . . . . . . .            (10,835)        (3,214)          (333)
                                                                     -----------    -----------     ----------

Net cash provided by (used in) financing activities. . . . .               1,899        (3,246)         26,237
                                                                     -----------    -----------     ----------

NET INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS. . . . . . . . . . . . . . . . . . . . . . . .              14,727          (783)       (29,284)

CASH AND CASH EQUIVALENTS, beginning of period . . . . . . .               9,329         10,112         39,396
                                                                     -----------    -----------     ----------

CASH AND CASH EQUIVALENTS, end of period . . . . . . . . . .         $    24,056    $     9,329     $   10,112
                                                                     -----------    -----------     ----------
                                                                     -----------    -----------     ----------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
  INFORMATION:
  Interest paid (net of amounts capitalized) . . . . . . . .         $    22,555    $    25,774     $   23,449
                                                                     -----------    -----------     ----------
                                                                     -----------    -----------     ----------

  Income taxes paid. . . . . . . . . . . . . . . . . . . . .         $       424    $         9     $        -
                                                                     -----------    -----------     ----------
                                                                     -----------    -----------     ----------

NONCASH INVESTING AND FINANCING ACTIVITIES:
Obligations under capital leases . . . . . . . . . . . . . .         $    35,154       $  4,615     $    3,857
Notes receivable issued for member deposits. . . . . . . . .               5,210          1,892          1,449
Note receivable issued from sale of assets . . . . . . . . .                 412            494          1,933
Dividend to Parent of investments in partnerships. . . . . .               2,155              -              -
Trade-in of equipment under capital lease. . . . . . . . . .                   -            397              -
Development of golf course from undeveloped land . . . . . .                   -          2,720              -
Issuance of long-term debt for acquisition of land . . . . .                   -          1,711              -


             See accompanying notes to consolidated financial statements.

                     KSL RECREATION GROUP, INC. AND SUBSIDIARIES

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED OCTOBER 31, 1997, 1996 AND 1995
                                (DOLLARS IN THOUSANDS)

1. GENERAL

     KSL Recreation Group, Inc. (Group), is a wholly-owned subsidiary of KSL Recreation Corporation (the Parent). Group and its subsidiaries (collectively, the Company) are engaged in the ownership and management of golf courses, private clubs, resorts and activities related thereto. At the completion of certain financing transactions (as described in Note 7) on April 30, 1997, KSL Desert Resorts, Inc. (previously KSL Landmark Corporation), KSL Florida Holdings, Inc., KSL Georgia Holdings, Inc. and KSL Golf Holdings, Inc. became wholly-owned subsidiaries of Group in a transaction accounted for in a manner similar to a pooling of interests. Prior to April 30, 1997, these subsidiaries were wholly-owned by the Parent.

     On October 31, 1997, certain wholly-owned subsidiaries of the Parent, KSL Travel, Inc. (KTI), KSL Vacation Resorts, Inc. (VRI) and Wild West Desert Properties, Inc. (Wild West), became wholly-owned subsidiaries of Group in a transaction accounted for in a manner similar to a pooling of interests. The accompanying consolidated financial statements have been restated to reflect this transaction. The effects on income (loss) before extraordinary items, net income (loss) and related per share amounts were not material.

     As of October 31, 1997, the Company has five principal investments:
(1) through KSL Golf Holdings, Inc. (Fairways), a Delaware corporation, the Company, through an intermediate subsidiary owns an 88.1% majority partnership interest in The Fairways Group, L.P. (TFG, L.P.) a Delaware limited partnership;
(2) a 100% interest in KSL Florida Holdings, Inc. (Doral), a Delaware corporation; (3) a 100% interest in KSL Desert Resorts, Inc. (Desert Resorts), a Delaware corporation, who owns 100% of KTI, VRI and Wild West, (4) a 100% interest in KSL Georgia Holdings, Inc. (Lake Lanier), a Delaware corporation; and (5) a 100% interest in KSL Grand Traverse Holdings, Inc. (Grand Traverse), a Delaware Corporation. TFG L.P. and an affiliate own and operate 22 golf facilities principally in the mid-Atlantic, southeast and midwestern United States. Fairways, through a subsidiary, is the managing general partner in TFG L.P. Doral owns and operates the Doral Golf Resort and Spa in Miami, Florida. Desert Resorts owns and operates the PGA WEST golf courses, the La Quinta Resort & Club and related activities in La Quinta, California. Lake Lanier leases and manages a resort recreation area of approximately 1,041 acres known as Lake Lanier Islands, outside of Atlanta, Georgia. Grand Traverse owns and operates the Grand Traverse Resort and related activities outside of Traverse City, Michigan.

     On May 15, 1996, the Company, through a subsidiary, entered into a management agreement with Lake Lanier Islands Development Authority (LLIDA), a State of Georgia agency, to manage the facilities at Lake Lanier Islands (a golf, hotel and recreation complex) which LLIDA leases from the United States Army Corps of Engineers (the Corps). LLIDA's intent was to privatize the management and operation of Lake Lanier Islands through a sublease arrangement. Due to the need for third party consents and approvals, LLIDA and the Company entered into the management agreement as an interim step to the sublease. At the closing of the sublease, which occurred in August 1997, the management agreement provided that LLIDA and the Company would be placed in the same economic position as if the sublease transaction had closed on May 15, 1996. Accordingly, the Company was credited with the net earnings (as defined) of the operations from May 15, 1996 to the closing date less amounts earned by the Company pursuant to the management agreement. Such net amount paid by the Company was recognized as an adjustment to the recorded values of the assets leased pursuant to the sublease. The sublease is accounted for as a capital lease. Accordingly, in August, 1997, the Company recorded the net assets acquired pursuant to the sublease and recognized the net present value of the related minimum lease payments.

                     KSL RECREATION GROUP, INC. AND SUBSIDIARIES

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED OCTOBER 31, 1997, 1996 AND 1995
                                (DOLLARS IN THOUSANDS)


2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     BASIS OF CONSOLIDATION-The consolidated financial statements include the accounts of Group and its wholly-owned subsidiaries. Investments in 50%-or-less owned affiliates in which Company management has significant influence are accounted for using the equity method of accounting. Under the equity method of accounting, the investment, is carried at cost, adjusted each year for the appropriate share of investee income or loss and any cash contributions or distributions. All significant intercompany transactions and balances have been eliminated in the accompanying consolidated financial statements.

     CASH EQUIVALENTS-The Company considers all highly-liquid investments with original maturities of three months or less to be cash equivalents.

     RESTRICTED CASH-Certain cash balances are restricted primarily to uses for debt service, capital expenditures, real estate taxes, insurance payments and letters of credit required for construction in progress.

     INVENTORIES-Inventories are stated primarily at the lower of cost, determined on the first-in, first-out method, or market. Base stock consisting of china, silver, glassware and linens is recorded using the base stock inventory method.

     PROPERTY AND EQUIPMENT-Property and equipment is recorded at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the related assets. Generally, the estimated useful lives are 15 to 40 years for buildings and improvements and 3 to 10 years for furniture, fixtures and equipment. Improvements are capitalized while maintenance and repairs are charged to expense as incurred. Assets under capital leases are amortized using the straight-line method over the shorter of the lease term or estimated useful lives of the assets. Depreciation of assets under capital leases is included in depreciation and amortization expense in the accompanying consolidated statements of operations.

     LONG-LIVED ASSETS-Management reviews real estate and other long-lived assets, including certain identifiable intangibles and goodwill, for possible impairment whenever events or circumstances indicate the carrying amount of an asset may not be recoverable. If there is an indication of impairment, management prepares an estimate of future cash flows (undiscounted and without interest charges) expected to result from the use of the asset and its eventual disposition. If these cash flows are less than the carrying amount of the asset, an impairment loss is recognized to write down the asset to its estimated fair value. The fair value is estimated at the present value of future cash flows discounted at a rate commensurate with management's estimate of the business risks. Real estate assets, if any, for which management has committed to a plan to dispose of the assets, whether by sale or abandonment, are reported at the lower of carrying amount or fair value less cost to sell. Preparation of estimated expected future cash flows is inherently subjective and is based on management's best estimate of assumptions concerning expected future conditions.

     EXCESS OF COST OVER NET ASSETS OF ACQUIRED ENTITIES-The excess of the cost over the fair value of acquired entities (goodwill) is capitalized and amortized on a straight-line basis over 15 to 30 years. Amortization expense related to goodwill was approximately $3,749, $3,616 and $3,462 for fiscal years 1997, 1996 and 1995, respectively. The Company periodically evaluates the recoverability of goodwill by comparing the carrying value of goodwill to undiscounted estimated future cash flows from related operations.

     DEBT ISSUE COSTS-Debt issue costs are amortized over the life of the related debt and the associated amortization expense is included in interest expense in the accompanying consolidated financial statements.

     MEMBER DEPOSITS-Member deposits represent the required deposits for certain membership plans which entitle the member to the usage of various golf, tennis, and social facilities and services. Member deposits are refundable, without interest, in thirty years or sooner, under certain criteria and circumstances.

                     KSL RECREATION GROUP, INC. AND SUBSIDIARIES

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED OCTOBER 31, 1997, 1996 AND 1995
                                (DOLLARS IN THOUSANDS)


          MINORITY INTERESTS IN EQUITY OF SUBSIDIARIES-Minority interests in equity of subsidiaries represent minority shareholders' proportionate share of the equity in certain subsidiaries of the Company, principally TFG L.P. The Company owned approximately 88.1% of TFG L.P. at October 31, 1997 and 1996.

          A minority interest partner (the Partner) in TFG L.P. had a partner deficit balance of approximately $3,322 and $3,065 as of October 31, 1997 and 1996, respectively. The Company has reduced the minority interest allocation of TFG L.P.'s net loss by the Partner's share of $257, $104 and $361 in fiscal years 1997, 1996 and 1995, respectively.

          During 1995, pursuant to a stockholders' agreement between Doral and the principals of the predecessor company (the Minority Shareholders), the Minority Shareholders exercised their option to sell to Doral, and Doral purchased all of the Minority Shareholders' interest in Doral of approximately $5,465 for $7,303, resulting in an increase to land and improvements of approximately $1,426 and an increase to goodwill of approximately $412.

          INCOME TAXES-The Company accounts for income taxes under the provisions of Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes", which requires an asset and liability approach in accounting for income taxes. Under this method, a deferred tax liability or asset is recognized for the estimated future tax effects attributable to temporary differences in the recognition of accounting transactions for tax and reporting purposes and from carryforwards. Measurement of the deferred items is based on enacted tax laws. In the event the future consequence of differences result in a deferred tax asset, SFAS No. 109 requires an evaluation of the probability of being able to realize the future benefits indicated by such asset. A valuation allowance related to a deferred tax asset is recorded when it is more likely than not that some portion or all of the deferred tax asset will not be realized. The Company is included in the consolidated federal and combined state income tax returns filed by the Parent. Pursuant to the terms of an agreement between the Company and the Parent, current and deferred income tax expenses and benefits are provided to the members of the tax sharing group including the Company based on their allocable share of the consolidated taxable income or loss. To the extent that the Federal tax losses of the Company are utilized by the Parent or other of the Parent's subsidiaries, the Company is compensated. The combined state tax liabilities will be allocated based on each member's apportioned share of the combined state tax liabilities. Had the Company's accounting for income taxes been performed utilizing the separate return basis, the provision (benefit) for income taxes would have been $149, $260 and $(362) for the years ended October 31, 1997, 1996 and 1995, respectively.

          REVENUE RECOGNITION-Revenues related to dues and fees are recognized as income in the period in which the service is provided. Non-refundable membership initiation fees are recognized as revenue when billed. Other revenues are recognized at the time of sale or rendering of service.

          FAIR VALUE OF FINANCIAL INSTRUMENTS-The carrying amounts of cash and cash equivalents, trade receivables, other receivables, accounts payable and accrued liabilities approximate their fair values because of the short maturity of these financial instruments. Notes receivable approximate fair value as the interest rates charged approximate currently available market rates. Based on the borrowing rates currently available to the Company for debt with similar terms and maturities, the fair value of notes payable and obligations under capital leases approximate the carrying value of these liabilities.

          Member deposits approximate fair value due to the agreed-upon terms of the financial instrument. The fair value estimates presented herein are based on pertinent information available as of the balance sheet dates. The Company is not aware of any factors that would significantly affect the estimated fair value amounts.

          USE OF ESTIMATES-The preparation of financial statements in conformity with generally accepted accounting principles necessarily requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from these estimates.

                     KSL RECREATION GROUP, INC. AND SUBSIDIARIES

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED OCTOBER 31, 1997, 1996 AND 1995
                                (DOLLARS IN THOUSANDS)


          ACCOUNTING PRONOUNCEMENTS-During 1997, the Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income," which established standards for the reporting and displaying of comprehensive income. Comprehensive income is defined as all changes in a Company's net assets except changes resulting from transactions with shareholders. It differs from net income in that certain items currently recorded to equity would be a part of comprehensive income. Comprehensive income must be reported in a financial statement with the cumulative total presented as a component of equity. This statement will be adopted by the Company beginning November 1, 1998.

          During 1997, the Financial Accounting Standards Board issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," which will be effective for the Company beginning November 1, 1998. SFAS No. 131 redefines how operating segments are determined and requires disclosure of certain financial and descriptive information about a company's operating segments. The Company believes the segment information required to be disclosed under SFAS No. 131 will be more comprehensive than previously provided, including expanded disclosure of income statement and balance sheet items. The Company has not yet completed its analysis of the operating segments on which it will report.

          RECLASSIFICATION-Certain reclassifications have been made to the 1996 and 1995 consolidated financial statements to conform to the 1997 presentation.

3. NOTES RECEIVABLE

          Notes receivable of $2,386 and $2,316 as of October 31, 1997 and 1996, respectively, represent purchase money mortgage notes received in connection with the sale of a golf facility (Note 14) and various land parcels. Such notes are due at various dates primarily through 2002.

          Notes receivable of $4,061 and $2,681 at October 31, 1997 and 1996, respectively, primarily represent notes from members related to member deposits and bear interest primarily at 10%. The majority of these notes are due within three years.

          As part of the acquisition of Desert Resorts, the Company acquired the rights to certain notes receivable. Notes receivable valued at approximately $8,316, including discounts of $1,702, as of October 31, 1994, were collected in full in January 1995. The discount is included in interest income for the year ended October 31, 1995.

          The Company, through TFG L.P., has a note receivable from a general partner of $676 as of October 31, 1997 and 1996. The note accrues interest at 8% and is due upon the earlier of April 2000 or the partner selling his partnership interest. No principal or interest payments are due on the note until it matures (Note 12). In July, 1996, this general partner pledged TFG L.P. partnership units as security for repayment of this note.

4. INVENTORIES

   Inventories consist of the following:
                                                               OCTOBER 31,
                                                               -----------
                                                           1997           1996
                                                           ----           ----
      Merchandise . . . . . . . . . . . . . . . . . . .  $  3,791      $  4,213
      Food and beverage . . . . . . . . . . . . . . . .     1,629         1,116
      Base stock (china, silver, glassware, linen). . .     1,182           985
      Supplies and other. . . . . . . . . . . . . . . .       781           952
                                                         --------      --------
                                                         $  7,383      $  7,266
                                                         --------      --------
                                                         --------      --------

                     KSL RECREATION GROUP, INC. AND SUBSIDIARIES

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED OCTOBER 31, 1997, 1996 AND 1995
                                (DOLLARS IN THOUSANDS)


5.  PROPERTY AND EQUIPMENT

    Property and equipment consist of the following:

                                                              OCTOBER 31,
                                                              -----------
                                                          1997           1996
                                                          ----           ----
      Land and land improvements. . . . . . . . . . .  $  242,815   $  219,014
      Buildings . . . . . . . . . . . . . . . . . . .     171,364      134,767
      Furniture, fixtures and equipment . . . . . . .      79,033       52,438
      Construction in progress. . . . . . . . . . . .       5,071        1,570
                                                       ----------   ----------
                                                          498,283      407,789
      Less accumulated depreciation . . . . . . . . .     (66,847)     (44,922)
                                                       ----------   ----------

        Property and equipment, net . . . . . . . . .  $  431,436   $  362,867
                                                       ----------   ----------
                                                       ----------   ----------

6. OTHER ASSETS

   Other assets consist of the following:


                                                              OCTOBER 31,
                                                              -----------
                                                          1997           1996
                                                          ----           ----
      Undeveloped land. . . . . . . . . . . . . . . .  $   16,376   $   16,376
      Debt issue costs, less accumulated amortization
        of $473 and $3,019, respectively. . . . . . .       9,064        5,028
      Lease agreements, less accumulated amortization
        of $324 and $0, respectively. . . . . . . . .       3,555            -
      Other intangibles, less accumulated amortization
        of $609 and $364, respectively. . . . . . . .       2,666        2,881
      Favorable lease, less accumulated amortization
        $1,694 and $1,303, respectively . . . . . . .       2,019        2,410
      Investment in partnerships. . . . . . . . . . .           -        3,260
      Deposits and other assets . . . . . . . . . . .         426          479
                                                       ----------   ----------
                                                       $   34,106   $   30,434
                                                       ----------   ----------
                                                       ----------   ----------


     Other intangibles primarily represent costs related to the costs of certain membership programs which are being amortized over 5 to 30 years using the straight-line method. The favorable lease asset represents the difference between the stated lease terms and the estimated fair value of a golf course lease acquired and is amortized over the lease term. Lease agreements represent the estimated fair value of lease contracts with third parties related to a condominium leasing program associated with the acquisition of Grand Traverse and is amortized generally over three years. Amortization expense for these other assets, excluding debt issue costs, approximated $960, $573 and $598 for 1997, 1996 and 1995, respectively.

     Investment in partnerships represented the Company's general and limited partner interests in five limited partnerships whose principal assets were undeveloped commercial and residential real estate parcels. On April 30, 1997 the Company sold one of these land partnership investments at historical cost of $1,621 (which approximated fair value) to an affiliate for use in land development. The remaining investments in four land partnerships at historical cost of $2,155 were provided as a dividend to the Parent (Note
10). Accordingly, the Company has no investment in these partnerships as of October 31, 1997.

                     KSL RECREATION GROUP, INC. AND SUBSIDIARIES

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED OCTOBER 31, 1997, 1996 AND 1995
                                (DOLLARS IN THOUSANDS)


7. LONG-TERM DEBT

          Long-term debt consists of the following:
                                                                                                               OCTOBER 31,
                                                                                                               -----------
                                                                                                           1997           1996
                                                                                                           ----           ----
Senior subordinated redeemable notes payable, with interest payable semi-annually at 10.25%,
  principal due at maturity on May 1, 2007 . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $   125,000   $        -
Term notes, payable in annual installments of $1,000 with interest payable ranging at Prime plus 1.75% to 2.00% or LIBOR plus 2.75% to 3.00% (8.75% to 9% at October 31, 1997),
  $46,500 maturing April 30, 2005 and $46,000 maturing April 30, 2006. . . . . . . . . . . . . . . .        100,000            -
Revolving note, total available of $175,000, with interest payable at Prime plus 1.25% or LIBOR
  plus 2.25% (7.88% to 8.25% at October 31, 1997), principal due at maturity on April 30, 2004 . . .        102,500            -
Note payable of which approximately 60% is interest only at LIBOR plus 3.5%, (8.9% as of
  October 31, 1996) payable monthly and approximately 40% is interest-only at 14.0%, paid in
  April 1997 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                     131,289
Term notes, payable in installments, with interest payable ranging at LIBOR plus 2.7% to 3.2%
  (8.2% to 8.7% at October 31, 1996), guaranteed by the Parent, due December 31, 1999 through
  2001, paid in April 1997 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                      49,000
Revolving note, total available of $15,000, maturing on December 31, 1999 with interest payable at
  LIBOR plus 2.7% (8.1% at October 31, 1996), paid and terminated in April 1997. . . . . . . . . . .                      15,000
Term loans, interest at either a floating rate or the Eurodollar rate (7.8% to 9.8% at October 31,
  1996) as elected by the Company, principal payable in quarterly installments ending April 30,
  2002, paid in April 1997 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                      63,430
Other notes payable, paid in April 1997. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                       6,333
                                                                                                        -----------   ----------
                                                                                                            327,500      265,052
Less current portion . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        (1,000)      (4,636)
                                                                                                        -----------   ----------
Long-term portion. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $   326,500   $  260,416
                                                                                                        -----------   ----------
                                                                                                        -----------   ----------

     In April 1997, the Company sold $125,000 of senior subordinated redeemable notes (the Notes) and entered into a new credit facility providing for term loans of up to $100,000 and a revolving credit line of up to $175,000. The Notes are redeemable beginning May 2002 at the Company's option at various rates ranging from 105.125% at May 2002, decreasing to 100% at May 2005 and thereafter. The Company is required to offer to buy the Notes at 101% upon a change of control, as defined in the Notes agreement. Maximum borrowings under the revolving credit line decrease from a maximum of $175,000 to $163,750 in May 2000, $152,500 in May 2001, $137,500 in May 2002
and $118,750 in May 2003.

     The proceeds from the Notes, together with $100,000 of term loans under the new credit facility and a $75,000 drawing under the revolving credit portion of the new credit facility (collectively, the Refinancings) were used on April 30, 1997, (i) to repay approximately $265,000 of outstanding indebtedness of the Company, (ii) to make a loan of approximately $20,800 to an affiliate, KSL Land Corporation (KSL Land), which was used to repay indebtedness of KSL Land with respect to which a subsidiary of the Company was a co-obligor, (iii) to pay prepayment penalties and fees and expenses incurred in connection with the Refinancings and (iv) for general corporate purposes. The stock of certain subsidiaries has been pledged to collateralize the new credit facility. Prior to the Refinancings, long-term debt was collateralized by substantially all of the assets of the Company.

                     KSL RECREATION GROUP, INC. AND SUBSIDIARIES

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED OCTOBER 31, 1997, 1996 AND 1995
                                (DOLLARS IN THOUSANDS)

     The terms of the credit facility contain certain financial covenants including interest coverage, fixed charges and leverage ratios. Certain of the long-term debt agreements provide that any distributions of profits must satisfy certain terms and must be approved by the lenders, require the Company to maintain specified financial ratios and, in some instances, govern investments, capital expenditures, asset dispositions and borrowings. In addition, mandatory prepayments are required under certain circumstances, including the sale of assets. The Company pays a commitment fee at a rate that was initially equal to one-half of 1% per annum on the undrawn portion of the commitments in respect of the credit facility, which began to accrue on April 23, 1997. Total non-use fees of approximately $437, $262, and $322 were paid in 1997, 1996, 1995 respectively, on the daily average of the unused amount of certain revolving and term loan commitments. The credit facility contains provisions under which commitment fees and interest rates for the revolving credit facility will be adjusted in increments based on the achievement of certain performance goals. The Company was in compliance with the financial covenants at October 31, 1997.

     In December 1995, the Company completed a negotiated compromise debt settlement (Note 13), and the Company and certain of its affiliates obtained debt financing of $153,000. As a result of this transaction, the Company was, through a subsidiary, co-obligor on KSL Land's portion of the debt financing which had a principal amount outstanding of $20,794, at October 31, 1996. The Company was released from its co-obligation as a result of the repayment of KSL Land's indebtedness in April 1997, as described above.

     Scheduled principal payments on long-term debt as of October 31, 1997 are as follows:

        Year ending October 31:
        1998 . . . . . . . . . . . . . . . . . . . . .      $    1,000
        1999 . . . . . . . . . . . . . . . . . . . . .           1,000
        2000 . . . . . . . . . . . . . . . . . . . . .           1,000
        2001 . . . . . . . . . . . . . . . . . . . . .           1,000
        2002 . . . . . . . . . . . . . . . . . . . . .           1,000
        Thereafter . . . . . . . . . . . . . . . . . .         322,500
                                                            ----------

        Total. . . . . . . . . . . . . . . . . . . . .      $  327,500
                                                            ----------
                                                            ----------


     During 1997, 1996 and 1995, the Company capitalized interest of approximately $0, $577 and $1,043 respectively, related to construction in progress activities.

8. OBLIGATIONS UNDER CAPITAL LEASES

     During 1997 the Company entered into a fifty year sublease of a resort recreation area of approximately 1,041 acres known as Lake Lanier Islands (Note 1). Under the terms of the sublease, the Company is required to make monthly base lease payments of $250. An additional annual payment equal to 3.5% of gross revenues in excess of $20,000 is payable pursuant to the sublease, with a minimum of $100 in years one through five and $200 in years six through fifty. Pursuant to the sublease, the Company is required to spend 5% of annual gross revenues on capital replacement and improvements, with carryover provisions allowing all or some portion of these amounts to be deferred to subsequent years. In addition, the Company is committed to expend $5,000 over the first five years of the sublease for the development and construction of new capital projects. This sublease expires in 2046 and is guaranteed by the Parent. Additionally, the Company has entered into certain leases for equipment and golf carts that are classified as capital leases.

     Property under the sublease and the other capital leases is summarized as follows:

                                                           OCTOBER 31,
                                                           -----------
                                                        1997         1996
                                                        ----         ----
     Buildings and land improvements . . . . .       $  24,715            -
     Equipment . . . . . . . . . . . . . . . .          15,617    $   9,442
     Less accumulated depreciation . . . . . .         (5,606)      (3,176)
                                                     ---------    ---------

                                                     $  34,726     $  6,266
                                                     ---------    ---------
                                                     ---------    ---------

                     KSL RECREATION GROUP, INC. AND SUBSIDIARIES

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED OCTOBER 31, 1997, 1996 AND 1995
                                (DOLLARS IN THOUSANDS)

     Total minimum payments due under capital leases at October 31,1997 are summarized as follows:

                                                      LAKE LANIER     OTHER CAPITAL
                                                        SUBLEASE         LEASES          TOTAL
                                                        --------         ------          -----
   Year ending October 31:
       1998. . . . . . . . . . . . . . . . . . .      $   3,100        $   3,593      $   6,693
       1999. . . . . . . . . . . . . . . . . . .          3,100            2,532          5,632
       2000. . . . . . . . . . . . . . . . . . .          3,100            1,438          4,538
       2001. . . . . . . . . . . . . . . . . . .          3,100              487          3,587
       2002. . . . . . . . . . . . . . . . . . .          3,100              128          3,228
       Thereafter. . . . . . . . . . . . . . . .        143,250                -        143,250
                                                      ---------       ----------       --------
   Total minimum lease payments. . . . . . . . .        158,750            8,178        166,928
   Less amounts representing interest. . . . . .       (127,408)          (1,000)      (128,408)
                                                      ---------       ----------       --------
   Present value of minimum lease payments . . .         31,342            7,178         38,520
   Less current portion. . . . . . . . . . . . .            (25)          (3,019)        (3,044)
                                                      ---------       ----------       --------
   Long-term portion . . . . . . . . . . . . . .      $  31,317        $   4,159      $  35,476
                                                      ---------       ----------       --------
                                                      ---------       ----------       --------

9. INCOME TAXES

   The components of the Federal and state income tax expense (benefit) are as follows:

                                                                YEAR ENDED OCTOBER 31,
                                                                ----------------------
                                                         1997            1996            1995
                                                         ----            ----            ----
   Current:
     Federal . . . . . . . . . . . . . . . . . .      $       -       $    (150)       $      -
     State . . . . . . . . . . . . . . . . . . .            263               65              -
                                                      ---------       ----------       --------
                                                            263             (85)              -
   Deferred:
     Federal . . . . . . . . . . . . . . . . . .          (105)                3              -
     State . . . . . . . . . . . . . . . . . . .           (15)                -              -
                                                      ---------       ----------       --------
                                                          (120)                3              -
                                                      ---------       ----------       --------
   Total . . . . . . . . . . . . . . . . . . . .      $     143       $     (82)       $      -
                                                      ---------       ----------       --------
                                                      ---------       ----------       --------

   Taxes on income vary from the statutory Federal income tax rate applied to earnings before taxes on income and extraordinary items as follows:

                                                                 YEAR ENDED OCTOBER 31,
                                                                 ----------------------
                                                          1997           1996           1995
                                                          ----           ----           ----
   Statutory Federal income tax rate (35%)
       applied to earnings before income
       taxes and extraordinary items . . . . . .       $  1,030       $  (4,361)     $  (5,660)
   Increase (decrease) in taxes resulting from:
       State income taxes, net of federal benefits          147            (623)          (485)
       Change in valuation allowance . . . . . .        (1,128)            4,040          5,481
   Benefits of lower federal income tax rate . .             29              125            162
   Reduction in state tax carryforwards. . . . .           (96)              348            306
   Other . . . . . . . . . . . . . . . . . . . .            161              389            196
                                                       --------       ----------     ----------
                                                       $    143       $      (82)    $        -
                                                       --------       ----------     ----------
                                                       --------       ----------     ----------

                     KSL RECREATION GROUP, INC. AND SUBSIDIARIES

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED OCTOBER 31, 1997, 1996 AND 1995
                                (DOLLARS IN THOUSANDS)


     Deferred income tax assets and liabilities arising from differences between accounting for financial statement purposes and tax purposes, less valuation reserves at October 31, are as follows:

                                                             OCTOBER 31,
                                                             -----------
                                                          1997         1996
                                                          ----         ----
     Deferred tax assets:
        Net operating loss carryforwards. . . . . .    $   15,968  $   15,298
        Capitalized lease . . . . . . . . . . . . .         1,574           -
        Deferred income . . . . . . . . . . . . . .           365         431
        Investment in partnership interest. . . . .         2,049       1,728
        Self-insured employee benefit programs. . .           433         879
        Other . . . . . . . . . . . . . . . . . . .           946         973
                                                       ----------  ----------

           Total deferred tax assets. . . . . . . .        21,335      19,309
     Less valuation reserve . . . . . . . . . . . .      (11,071)    (12,199)
                                                       ----------  ----------
           Deferred tax assets, net . . . . . . . .        10,264       7,110
     Deferred tax liabilities:
        Purchase price adjustment (Note 13) . . . .        15,978      16,757
        Fixed assets. . . . . . . . . . . . . . . .         4,494       3,714
        Prepaid real property taxes . . . . . . . .         1,080         493
        Basis difference in partnerships. . . . . .           316         302
        Amortization of intangibles . . . . . . . .         3,192       2,047
        Capitalized assets. . . . . . . . . . . . .            78         282
        Other . . . . . . . . . . . . . . . . . . .           328         275
                                                       ----------  ----------
           Total deferred tax liabilities . . . . .        25,466      23,870
                                                       ----------  ----------
           Net deferred tax liability . . . . . . .    $ (15,202)  $ (16,760)
                                                       ----------  ----------
                                                       ----------  ----------


     The Company has reserved for net deferred tax assets whose realization depends on future taxable income. The valuation reserve was decreased by $1,128 during 1997 and was increased by $4,041 during 1996.

     At October 31, 1997, the Company has net operating loss carryforwards available of approximately $41,397, which will begin to expire in the year ending October 31, 2009, to offset future federal taxable income. State net operating loss carryforwards total approximately $39,362 which will begin to expire in the year ending October 31, 1999.

10. STOCKHOLDER'S EQUITY

     During 1997, 1996 and 1995, the Company received capital contributions of approximately $9,005, $5,035 and $25,795 respectively, from the Parent. The 1997 contributions were used primarily for equipment and other fixed asset purchases at Lake Lanier and the 1995 and 1996 contributions were used primarily for property renovations at Doral.

     Concurrent with the Refinancings (Note 7), the Company provided dividends to the Parent of $23,321 and a return of capital of $39,033, including a transfer of the Company's $2,155 investment in certain limited partnerships at historical cost (Note 6). Immediately prior to the contribution from the Parent of certain subsidiaries (Note 1), Wild West provided a dividend to the Parent of $600 and the Parent contributed additional capital of $138 to VRI.

     Earnings per share for the years ended October 31, 1997, 1996 and 1995 are computed by dividing net income by the weighted average number of outstanding common shares and common share equivalents, if any, during the respective periods. Common share equivalents include the effect of dilutive stock options calculated using the treasury stock method.

                     KSL RECREATION GROUP, INC. AND SUBSIDIARIES

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED OCTOBER 31, 1997, 1996 AND 1995
                                (DOLLARS IN THOUSANDS)

          In February 1997, the Financial Accounting Standards Board issued SFAS No. 128, "Earnings Per Share" (EPS), which will require the Company to disclose basic EPS and diluted EPS for all periods for which an income statement is presented, and which will replace earnings per share disclosures currently being made. The Company is required to adopt this standard effective November 1, 1997. For pro forma disclosure purposes, basic EPS and diluted EPS for the current and comparable periods in the prior years computed in accordance with SFAS No. 128 would be equal to primary and fully diluted EPS, respectively, as included in the accompanying consolidated statements of operations.

11. COMMITMENTS AND CONTINGENCIES

          The Company is a party to various litigation matters which are incidental to its business. Although the results of the litigation cannot be predicted with certainty, management believes that the final outcome of such matters will not have a material adverse effect on the Company's consolidated financial statements.

          Contractual obligations associated with construction in progress approximated $2,722 at October 31, 1997, consisting primarily of the Gary Player golf course at Grand Traverse. (Notes 6 and 7).

12. RELATED PARTY TRANSACTIONS

          The Company provided financing to an affiliate, KSL Land, of approximately $26,000 at October 31, 1995. The notes receivable bear interest at rates ranging from 4% to 8.5%. On December 20, 1995, the Company forgave $2,930 of the notes receivable (Note 13). The Company recorded interest income of $87 and $1,845 in 1996 and 1995, respectively, related to these notes receivable. KSL Land retired the remaining notes payable to the Company in December 1995, when KSL Land and the Company obtained debt financing of $153,000 (Note 7). As a result of the Refinancings (Note 7), the Company provided financing to KSL Land of approximately $20,800 at April 30, 1997. The Company recorded interest income of $798 in 1997 related to this note receivable. This unsecured note receivable bears interest at 8% and is payable at maturity in June 1999.

          The receivable from Parent of $43,585 at October 31, 1996 is related to loans by the Company to the Parent to fund Parent's operating costs and to fund certain of the Parent's long-term investments.

          Receivables of $3,694 from affiliates as of October 31, 1996, are for reimbursement of expenses which the Company loaned the affiliates to fund certain operating costs. These receivables were settled in April 1977.

          Prior to the Refinancing, management fees of $1,750, $3,199 and $750 in 1997, 1996 and 1995, respectively, were payable to the Parent for management advisory services. These receivables were settled in April 1997. As a result of the Refinancing, the Company entered into an expense allocation agreement with the Parent. During 1997 the Company incurred $3,356 of expenses to be reimbursed to the Parent. Such management fees and reimbursed expenses are included in corporate fee expense in the accompanying consolidated statements of operations.

          TFG L.P. has a note receivable from a general partner of $676, which is included in long-term notes receivable at October 31, 1997 and 1996. The note accrues interest at 8% and is due upon the earlier of April 2000 or the partner selling his partnership interest. No principal or interest payments are due on the note until it matures. TFG L.P. accrued interest income of $54 related to the note during both 1997 and 1996. In July 1996, the general partner pledged TFG L.P. partnership units as security for repayment of this note. In July 1996, the Parent entered into a put/call agreement with one of the minority interest partners in TFG L.P. to purchase such minority interest at any time through May 1, 2030.

13. EXTRAORDINARY ITEMS

          On April 30, 1997, the Company expensed the net deferred financing costs, prepayment fees and other costs, which aggregated approximately $5,171, related to the debt that was extinguished as a result of the Refinancings (Note 7). Such amount is reflected as an extraordinary loss on early extinguishment of debt, net of income tax benefit of $2,007, in the accompanying consolidated statements of operations.

                     KSL RECREATION GROUP, INC. AND SUBSIDIARIES

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED OCTOBER 31, 1997, 1996 AND 1995
                                (DOLLARS IN THOUSANDS)

          On December 20, 1995, the Company completed a negotiated compromise debt settlement with the lender which provided financing for the various properties acquired by Desert Resorts. As a result of this settlement, the Company retired debt totaling $199,687 for a payment of $148,500 which resulted in an extraordinary gain of $51,187, which was offset by $2,930 of debt forgiveness to KSL Land (Note 12). For financial statement purposes, after net interest forgiveness of $953, transaction costs of $333 and deferred income taxes of $16,757, the net gain on extinguishment of debt was $32,120. For federal income taxes, this gain is treated as an adjustment of the original purchase price of the related assets and, therefore, results in a deferred long-term income tax liability.

14.  LOSS ON SALE OF GOLF COURSE FACILITY

          During fiscal 1995, the Company sold one of the golf facilities included in the Company's original acquisition of TFG L.P. for approximately $2,100 resulting in a loss of approximately $2,700. In connection with the sale, the Company received a note collateralized by the facility sold for approximately $1,900. The note receivable bears interest at prime plus 2% (10.5% at October 31, 1997), with an interest rate floor of 9% and a cap of 11%. Interest was deferred and added to principal until January 1996, at which time monthly interest-only payments began. In October 1996, the note was modified by the parties to defer interest payments from November 1996 to March 1997 and add accrued interest to principal. Interest-only payments resumed in April 1997. Monthly principal and interest payments of $20 commenced in July 1997 and continue through the maturity date of the note in July 2002.

15.  ACQUISITION

          On August 11, 1997 the Company, through a subsidiary, acquired the Grand Traverse Resort, a 425 room hotel and related golf and recreational facilities, located outside Traverse City, Michigan for approximately $45,000.

          The purchase of Grand Traverse was financed under the revolving credit portion of the Company's credit facility (Note 7). The acquisition has been accounted for as a purchase and accordingly, the operating results of Grand Traverse have been included in the Company's consolidated financial statements since acquisition. The excess of the aggregate purchase price over the fair value of the net assets acquired of approximately $6,000 is being amortized over 15 years.

          The following unaudited pro forma consolidated results of operations for the years ended October 31, 1997 and 1996 assume the Grand Traverse acquisition occurred as of November 1, 1995:

       (In thousands, except share data)
                                                         1997          1996
                                                         ----          ----
       Revenues . . . . . . . . . . . . . . . .      $  247,142    $  212,249
       Income (loss) before income
         taxes and extraordinary item . . . . .           2,824      (10,961)
       Net income (loss). . . . . . . . . . . .           (483)        21,241
       Net Earnings (Loss) Per Share. . . . . .           (483)        21,241

          The unaudited pro forma results do not necessarily represent results which would have occurred if the acquisition had taken place as of the beginning of the fiscal periods presented, nor do they purport to be indicative of the results that will be obtained in the future.

                     KSL RECREATION GROUP, INC. AND SUBSIDIARIES

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED OCTOBER 31, 1997, 1996 AND 1995
                                (DOLLARS IN THOUSANDS)


16.  UNAUDITED QUARTERLY FINANCIAL INFORMATION

(In thousands, except per share data)
                                                        FIRST           SECOND            THIRD        FOURTH
                                                       QUARTER          QUARTER          QUARTER       QUARTER           TOTAL
                                                       -------          -------          -------       -------           -----
For the year ended October 31, 1997:
Revenues . . . . . . . . . . . . . . . . . .         $  54,549         $  70,565       $  43,531     $  57,425       $  226,070
Income (loss) from operations. . . . . . . .            10,046            21,278            (54)         1,568  (c)      32,838
Net income (loss). . . . . . . . . . . . . .             1,812             8,756  (a)    (6,803)       (4,128)            (363)

Earnings (Loss) Per Share. . . . . . . . . .             1,812             8,756         (6,803)       (4,128)            (363)

For the year ended October 31, 1996:
Revenues . . . . . . . . . . . . . . . . . .            46,008            61,696          36,561        37,984          182,249
Income (loss) from operations. . . . . . . .             5,238            16,733         (2,878)       (3,901)           15,192
Net income (loss). . . . . . . . . . . . . .            31,481    (b)     10,161        (10,578)      (11,323)           19,741

Earnings (Loss) Per Share. . . . . . . . . .            31,481            10,161        (10,578)      (11,323)           19,741

(a)  Includes extraordinary loss on early extinguishment of debt of $3,164.
(b)  Includes extraordinary gain on early extinguishment of debt of $32,120.
(c) Includes a decrease in workers compensation expense due to a change in California's experience rating ($840) and a decrease in workers compensation claims ($920). Also, income from operations includes $4,374 from the Lake Lanier sublease and the Grand Traverse acquisition which were consummated in August 1997.

17.  SUBSEQUENT EVENTS

     On December 1, 1997 the Company, through a subsidiary, entered into an agreement to purchase the assets of Silver Spring Country Club (Silver Spring), a 36-hole golf facility in Menomonee Falls, Wisconsin for approximately $9,000. This acquisition is scheduled to close in the second quarter of fiscal 1998. The acquisition will be accounted for using the purchase method of accounting. The purchase price will be financed under the revolving credit portion of the Company's credit facility (Note 7).

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                      PART III.

ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS

          Set forth below are the names, ages and positions of the directors and executive officers of the Company, together with other key executive officers of the Company's subsidiaries and Parent. The terms of each of the directors will expire annually upon the election and qualification at the annual meeting of shareholders.

                   NAME                                    AGE                       POSITION
                   ----                                    ---                       --------
DIRECTORS AND EXECUTIVE OFFICERS:
Michael S. Shannon . . . . . . . . . . . . . . . . . .      39    President, Chief Executive Officer and Director
Larry E. Lichliter . . . . . . . . . . . . . . . . . .      54    Executive Vice President and Director
John K. Saer, Jr.. . . . . . . . . . . . . . . . . . .      41    Vice President, Chief Financial Officer and Treasurer
Nola S. Dyal . . . . . . . . . . . . . . . . . . . . .      48    Vice President, General Counsel and Secretary
Bradley T. Quayle. . . . . . . . . . . . . . . . . . .      45    Vice President of Marketing and Corporate Development
Steven F. Elliott. . . . . . . . . . . . . . . . . . .      34    Vice President of Corporate Finance
E. D. Bryant . . . . . . . . . . . . . . . . . . . . .      51    Vice President of Direct Marketing and Sales
Richard L. DesVaux . . . . . . . . . . . . . . . . . .      42    Vice President of Finance Administration
Doris Allen-Kirchner . . . . . . . . . . . . . . . . .      45    Vice President of Human Resources
James E. Wanless . . . . . . . . . . . . . . . . . . .      44    Vice President of Club and Membership Development
Thomas McGrath . . . . . . . . . . . . . . . . . . . .      47    Vice President of Merchandising and Events
Emily-May Richards . . . . . . . . . . . . . . . . . .      49    Corporate Controller
Henry R. Kravis. . . . . . . . . . . . . . . . . . . .      53    Director
George R. Roberts. . . . . . . . . . . . . . . . . . .      54    Director
Paul E. Raether. . . . . . . . . . . . . . . . . . . .      51    Director
Michael T. Tokarz. . . . . . . . . . . . . . . . . . .      48    Director
Scott M. Stuart. . . . . . . . . . . . . . . . . . . .      38    Director
Alexander Navab, Jr. . . . . . . . . . . . . . . . . .      32    Director

OTHER KEY EXECUTIVE OFFICERS:
Eric L. Affeldt. . . . . . . . . . . . . . . . . . . .      40    President, KSL Hotel Corp. and KSL Silver Properties, Inc.
Mark A. Burnett. . . . . . . . . . . . . . . . . . . .      33    President, KSL Fairways Golf Corporation
Scott M. Dalecio . . . . . . . . . . . . . . . . . . .      35    President, KSL Desert Resorts, Inc.
Joel B. Paige. . . . . . . . . . . . . . . . . . . . .      38    President, KSL Florida Holdings, Inc. and KSL Grand Traverse
                                                                  Holdings, Inc.
Raymond C. Williams. . . . . . . . . . . . . . . . . .      51    President, KSL Lake Lanier, Inc.
Gary M. Beasley. . . . . . . . . . . . . . . . . . . .      32    Vice President of Acquisitions, KSL Recreation Corporation


  MICHAEL S. SHANNON. Mr. Shannon has been a Director and the President and Chief Executive Officer of the Company since its formation. Mr. Shannon was a founding stockholder of Parent and has served as a Director and President and Chief Executive Officer of Parent since its inception. Mr. Shannon is also a Director of each of the Company's subsidiaries and serves as either President or Executive Vice President of each subsidiary. Prior to forming Parent, Mr. Shannon was President and Chief Executive Officer of Vail Associates in Vail, Colorado. Mr. Shannon is a director of ING America Life Insurance Company and TCA Cable TV, Inc.

  LARRY E. LICHLITER. Mr. Lichliter has been a Director and Executive Vice President of the Company since its formation. Mr. Lichliter was a founding stockholder of Parent and has served as a Director and its Executive Vice President since its inception. He served as Chief Operating Officer of Parent from its inception through December 1996. Mr. Lichliter is also a Director and serves as either President or Executive Vice President of each of the Company's subsidiaries. Mr. Lichliter began his career as the Controller for Vail Associates in 1977 before becoming Director of Finance for Beaver Creek Resort, and later serving as Senior Vice President of Operations for Vail Associates.

  JOHN K. SAER, JR. Mr. Saer has been Vice President, Chief Financial Officer and Treasurer of the Company since its formation. Mr. Saer joined Parent in July 1993 as Director of Finance and Acquisitions. He was later elected to the office of Vice President of Business Development and Acquisitions in 1994 and now serves as Vice President, Chief Financial Officer and Treasurer of Parent. Mr. Saer is also Vice President, Chief Financial Officer and/or Treasurer for each of the Company's subsidiaries. From 1990 until joining Parent, Mr. Saer served as a principal of Windermere Management, Inc. and its affiliate, Jonison Partners, Ltd.

  NOLA S. DYAL. Ms. Dyal has been Vice President, General Counsel and Secretary of the Company since its formation. Ms. Dyal joined Parent in November 1993 as Vice President, General Counsel and Secretary. Ms. Dyal also serves as Vice President, General Counsel and Secretary for each of the Company's subsidiaries, with one exception. From 1986 to 1993, Ms. Dyal was Vice President, General Counsel and Secretary of Vail Associates.

  BRADLEY T. QUAYLE. Mr. Quayle has been Vice President of Marketing and Corporate Development of the Company since its formation. Mr. Quayle joined Parent in September 1993 as Vice President, Business Development and Corporate Communications. He now also serves as Vice President, Marketing and Corporate Development of Parent. From 1989 to 1993, Mr. Quayle was employed by Vail Associates as Vice President of Business Development. From 1982 to 1993, Mr. Quayle was President of Resort Communications Management in Vail, Colorado and President of Eagle Valley Investments.

  STEVEN F. ELLIOTT. Mr. Elliott has been Vice President of Corporate Finance of the Company since its formation. Mr. Elliott joined Parent in 1995 as Director of Finance and Analysis. In 1996, he was elected Vice President of Corporate Finance. In April 1997, Mr. Elliott was elected Vice President of each of the Company's then existing subsidiaries. Additionally, in October 1997, Mr. Elliott was elected Vice President of KSL Silver Properties, Inc., a new subsidiary of the Company. Prior to joining Parent, Mr. Elliott was Vice President of Corporate Finance in the Capital Markets Group of Security Capital Group from 1994 to 1995. Prior to that, Mr. Elliott was a Vice President at Dillon, Read & Co. Inc.

  E. D. BRYANT. Mr. Bryant became Vice President of Direct Sales and Marketing of the Company and the Parent in September 1997. At that time, Mr. Bryant was also elected Vice President of Direct Marketing and Sales for certain of the Company's subsidiaries. From January 1991 to September 1997, Mr. Bryant was employed by Marriott Vacation Club International, most recently as Vice President, Western Region Sales and Marketing.

  RICHARD L. DESVAUX. Mr. DesVaux joined the Company and Parent as Vice President of Finance Administration in August 1997. From October 1990 to July 1997, Mr. DesVaux served as Vice President of Internal Audit and Vice President and Administrative Officer for Hilton Hotels Corporation.

  DORIS ALLEN-KIRCHNER. Ms. Allen-Kirchner joined the Company and Parent in October 1997 as Vice President of Human Resources. From November 1994 to September 1997, Ms. Allen-Kirchner served as a Management Consultant to Quorum Health Resources, Inc. Prior to that, Ms. Allen-Kirchner was Chief Operations Officer for Vail Valley Medical Center in Vail, Colorado since 1985.

  JAMES E. WANLESS. Mr. Wanless has been Vice President of Club and Membership Development of the Company since its formation. Mr. Wanless joined Parent in September 1996 as Vice President of Club and Membership Development. From 1995 to 1996, Mr. Wanless was a Director and Senior Vice President of Membership Marketing International. For more than five years prior to joining Parent, Mr. Wanless was a senior partner of the law firm Hillier and Wanless.

  THOMAS MCGRATH. Mr. McGrath has been Vice President of Merchandising and Events of the Company since its formation. Mr. McGrath joined Parent in June 1996 as Vice President of Merchandising and Events. From 1988 until joining Parent, Mr. McGrath was Vice President of Merchandising for eight years with Silver Dollar City, Inc. in Branson, Missouri.

  EMILY-MAY RICHARDS. Ms. Richards has been Corporate Controller of the Company since its formation. Ms. Richards joined Parent in October 1994 as Corporate Controller after serving as a private consultant for Parent and its subsidiaries with Richards Group, P.C., a certified public accounting firm founded by Ms. Richards in 1986. Ms. Richards is also the Corporate Controller or Assistant Controller of all of the Company's subsidiaries. Ms. Richards owned and operated the Richards Group, P.C. from 1986 to 1994.

  HENRY R. KRAVIS. Mr. Kravis, Founding Partner of KKR, is a Director of Parent and the Company and a managing member of the Executive Committee of the limited liability company which serves as the general partner of KKR.
In addition, Mr. Kravis is a Director of KSL Golf Holdings, Inc., a subsidiary of the Company. He is also a Director of Accuride Corporation, Amphenol Corporation, Borden, Inc., Bruno's, Inc., Evenflo & Spalding Holdings Corporation, The Gillette Company, IDEX Corporation, KinderCare Learning Centers, Inc., Merit Behavioral Care Corporation, Newsquest Capital PLC, Owens-Illinois Group, Inc., Owens-Illinois, Inc., PRIMEDIA, Inc., Randall's Food Markets, Inc., Safeway, Inc., Sotheby's Holdings, Inc., Union Texas Petroleum Holdings, Inc. and World Color Press, Inc.

  GEORGE R. ROBERTS. Mr. Roberts, Founding Partner of KKR, is a Director of Parent and the Company and a managing member of the Executive Committee of the limited liability company which serves as the general partner of KKR. He is also a Director of Accuride Corporation, Amphenol Corporation, Borden, Inc., Bruno's, Inc., Evenflo & Spalding Holdings Corporation, IDEX Corporation, KinderCare Learning Centers, Inc., Merit Behavioral Care Corporation, Owens-Illinois Group, Inc., Owens-Illinois, Inc., PRIMEDIA, Inc., Randall's Food Markets, Inc., Safeway, Inc., Union Texas Petroleum Holdings, Inc. and World Color Press, Inc.

  PAUL E. RAETHER. Mr. Raether is a Director of Parent and the Company and is a member of the limited liability company which serves as the general partner of KKR. He is also a Director of Bruno's, Inc., IDEX Corporation and Randall's Food Markets, Inc. Mr. Raether joined KKR in 1980.

  MICHAEL T. TOKARZ. Mr. Tokarz is a Director of Parent and the Company and is a member of the limited liability company which serves as the general partner of KKR. Prior to 1993, Mr. Tokarz was an Executive at KKR. In addition, Mr. Tokarz is a Director of KSL Golf Holdings, Inc., a subsidiary of the Company. Mr. Tokarz joined KKR in 1985. He is also a Director of Evenflo & Spalding Holdings Corporation, IDEX Corporation, PRIMEDIA, Inc., Safeway, Inc. and Walter Industries, Inc.

  SCOTT M. STUART. Mr. Stuart is a Director of Parent and the Company and is a member of the limited liability company which serves as the general partner of KKR. Prior to 1995, Mr. Stuart was an Executive at KKR. In addition, Mr. Stuart is a Director of KSL Golf Holdings, Inc., a subsidiary of the Company. He is also a Director of Borden, Inc., Newsquest Capital PLC and World Color Press, Inc. Mr. Stuart joined KKR in 1986.

  ALEXANDER NAVAB, JR. Mr. Navab is a Director of Parent and the Company and has been an Executive at KKR since 1993. Prior to joining KKR, Mr. Navab was employed by James D. Wolfensohn Incorporated. He is also a Director of Borden, Inc., Newsquest Capital PLC, Reltec Corporation and World Color Press, Inc.

  ERIC L. AFFELDT. Mr. Affeldt became President of KSL Hotel Corp., the operating subsidiary which owns Doral, and KSL Silver Properties, Inc., the operating subsidiary which owns the Silver Course for use in connection with the Doral, on December 29, 1997. Prior to that, Mr. Affeldt was President of KSL Fairways Golf Corporation, a subsidiary of the Company and the managing general partner of The Fairways Group, L.P., a limited partnership through which Fairways operations are conducted. Mr. Affeldt joined Parent in July 1992 as Director of Finance. After serving as Vice President of Acquisitions of The Fairways Group, he became its President in July 1995. Prior to joining the Company, Mr. Affeldt owned and operated Vail Financial Planning, a financial advisory firm in Vail, Colorado.

  MARK A. BURNETT. On December 29, 1997, Mr. Burnett became President of KSL Fairways Golf Corporation, a subsidiary of the Company and the managing general partner of The Fairways Group, L.P., a limited partnership through which Fairways operations are conducted. He had served as its Vice President since May 1997. Prior to that, Mr. Burnett was the southern regional manager for KSL Fairways since August 1996. From August 1991 to July 1996, Mr. Burnett was employed by Golf Enterprises, Inc. in Dallas, Texas in various capacities, most recently as Vice President of Western Operations from March 1994 through July 1996.

  SCOTT M. DALECIO. Mr. Dalecio has been President of KSL Desert Resorts, Inc., the operating subsidiary which operates both the La Quinta Resort & Club and PGA WEST in La Quinta, California since March 1996. Prior thereto, Mr. Dalecio held several management positions with the La Quinta Resort & Club since joining La Quinta Resort & Club in 1986, including President and General Manager. Mr. Dalecio is also the President or Vice President of each of the four operating subsidiaries of KSL Desert Resorts, Inc.

  JOEL B. PAIGE. Mr. Paige has been the President of KSL Florida Holdings, Inc., a subsidiary of the Company which owns KSL Hotel Corp. and KSL Silver Properties, Inc., since December 1996. Mr. Paige is also the President of KSL Grand Traverse Holdings, Inc., and its four wholly-owned operating subsidiaries, which own and operate the Grand Traverse Resort and its related assets acquired in August 1997. From April 1995 through December 1997, Mr. Paige had also been the President of KSL Hotel Corp. From November 1994 through April 1995, Mr. Paige was General Manager at the Scottsdale Hilton in Scottsdale, Arizona. From September 1990 until joining the Scottsdale Hilton, Mr. Paige was employed as General Manager of Doral.

  RAYMOND C. WILLIAMS. Mr. Williams has been President of KSL Lake Lanier, Inc., the operating subsidiary which leases and operates Lake Lanier Islands since July 1996. Prior to July 1996, Mr. Williams was Vice President and Chief Operating Officer of Arrow Dynamics in Salt Lake City, Utah. From 1973 to 1995, Mr. Williams was an executive for Six Flags Theme Parks, Inc., holding several positions, including Senior Vice President, Operational Planning & Strategy.

  GARY M. BEASLEY. Mr. Beasley became Vice President of Acquisitions for the Parent in November 1997. He joined the Parent in June 1995 as Associate, Business Development and became Director of Acquisitions in December 1996. Prior to joining Parent, Mr. Beasley was an Associate at Security Capital Group, Inc. from September 1993 to June 1995. From September 1991 to June 1993, Mr. Beasley attended Stanford Business School where he received his Masters in Business Administration.

     Messrs. Kravis and Roberts are first cousins.

     The business address of Messrs. Kravis, Raether, Tokarz, Stuart and Navab is 9 West 57th Street, Suite 200, New York, New York 10019 and the business address of Mr. Roberts is 2800 Sand Hill Road, Suite 200, Menlo Park, California 94025.

     The following directors have been appointed to serve on the Company's Executive Committee during fiscal 1998: Messrs. Kravis, Raether, Tokarz and Shannon. The following directors have been appointed to serve on the Company's Audit Committee during fiscal 1998: Messrs. Stuart, Navab and Lichliter.

ITEM 11.  EXECUTIVE COMPENSATION

     Prior to the formation of the Company in March 1997, executive officers of the Company were employed by Parent and all compensation for such officers was paid by Parent. The following table presents certain summary information concerning compensation paid or accrued by Parent for services rendered in all capacities for the fiscal years ended October 31, 1997 and 1996 for
(i) the chief executive officer of the Company and (ii) each of the four other most highly compensated executive officers of the Company, determined as of October 31, 1997 (collectively, the "Named Executive Officers").

                                       SUMMARY COMPENSATION TABLE (1) (2)
                                                                                       LONG TERM COMPENSATION
                                        ANNUAL COMPENSATION                          AWARDS                PAYOUTS
                                   ----------------------------------------------------------------------------------
                                                                OTHER                       SECURITIES
NAME AND                                                        ANNUAL      RESTRICTED      UNDERLYING                   ALL OTHER
PRINCIPAL                                                       COMPEN        STOCK          OPTION/         LTIP         COMPEN-
POSITION                  YEAR        SALARY       BONUS       -SATION        AWARD(S)        SARS          PAYOUTS      SATION (3)
--------                  ----        ------       -----       -------        --------        ----          -------      ----------
Michael S. Shannon
President and Chief
Executive Officer         1997       $475,000    $650,000            -              -              -            -          $27,864
                          1996        450,000     615,000            -              -              -            -           27,864

Larry E. Lichliter
Executive Vice President  1997        275,000     175,000            -              -              -            -          $29,962
                          1996        250,000     175,000            -              -              -            -           29,962

John K. Saer, Jr.
Vice President, Chief
Financial Officer and
Treasurer                 1997        244,000     250,000            -              -            707            -                -
                          1996        190,000     150,000            -              -              -            -                -

Nola S. Dyal
Vice President, General
Counsel and Secretary     1997        200,000     200,000            -              -            477            -                -
                          1996        195,000     105,000            -              -              -            -                -

Bradley T. Quayle
Vice President of
Marketing and Corporate
Development               1997        175,000      60,000            -              -              -            -                -
                          1996        158,000      60,000            -              -              -            -                -

-----------

(1) After formation of the Company, the Parent has and will continue to pay all compensation for the Named Executive Officers; however, the Company will reimburse Parent for the amount of all such compensation that is directly attributable to the operations of the Company. See "Certain Relationships and Related Transactions."

(2) The Named Executive Officers spend between 90% to 98% of their time on Company matters, with the exception of Mr. Lichliter who spends approximately 5% of his time on work related to the Company.

(3) Represents cost of premiums for long-term disability insurance and directors compensation.

STOCK OPTIONS OF PARENT

STOCK OPTION PLAN

          Parent adopted the KSL Recreation Corporation 1995 Stock Purchase and Option Plan (the "Plan"), providing for the issuance to certain officers and key employees (the "Optionees") of up to 77,225 shares of common stock of Parent ("Stock"). Unless sooner terminated by Parent's Board of Directors, the Plan will expire on June 30, 2005.

          The Compensation Committee of Parent's Board of Directors, consisting of Messrs. Kravis and Tokarz (the "Committee"), administers the Plan. The Committee has the authority to determine the forms and amounts of awards made to Optionees (each, a "Grant"). Such Grants may take a variety of forms in the Committee's sole discretion including "incentive stock options" under Section 422 of the Code, other Stock options, stock appreciation rights, restricted Stock, purchase Stock, dividend equivalent rights, performance rights, performance shares or other stock-based grants.

NON-QUALIFIED STOCK OPTION AGREEMENTS

          All options granted under the Plan to date have been non-qualified stock options granted pursuant to Non-Qualified Stock Option Agreements (the "Stock Option Agreements"). Under the terms of Stock Option Agreements, the exercise price of the options granted is $500 per share which approximates fair value, and options may be exercised based upon a schedule which refers to a date set forth in each Optionee's Stock Option Agreement (the "Option Trigger Date"). Generally, an Optionee's options will vest over periods ranging from one to five years from such Optionee's Option Trigger Date. Each Stock Option Agreement provides for acceleration of exercisability of some or all of an Optionee's options immediately prior to a change of control and immediately upon termination of employment because of death, permanent disability or retirement (at age 65 or over after three years of employment) of the Optionee.

          Options granted under the Plan pursuant to a Stock Option Agreement expire upon the earliest of (i) June 30, 2005, (ii) the date the option is terminated under the circumstances set forth in the Common Stock Purchase Agreement (as defined below), (iii) the termination of the Optionee's employment because of criminal conduct (other than traffic violations), (iv) if prior to vesting 100% of Optionee's Options, the termination of employment for any reason other than involuntary termination of employment without cause, death, disability or retirement after the age of 65 and (v) if the Committee so determines, the merger or consolidation of Parent into another corporation or the exchange or acquisition by another corporation of all or substantially all of Parent's assets or 80% of Parent's then outstanding voting stock, or the reorganization, recapitalization, liquidation or dissolution of Parent.

MANAGEMENT COMMON STOCK PURCHASE AGREEMENTS

          If an Optionee exercises options under his or her Stock Option Agreement, he or she is required to enter into a Common Stock Purchase Agreement with Parent. None of these employees (the "Management Stockholders") has exercised any options to date. Pursuant to each Common Stock Purchase Agreement, the Management Stockholder may not transfer any shares of Stock acquired thereby or upon exercise of vested options granted under the Plan (collectively, the "Plan Shares") within five years (although certain Management Stockholders may transfer their Plan Shares after they have been fully vested) after the date set forth in his or her Common Stock Purchase Agreement (the "Purchase Trigger Date").

          Each Common Stock Purchase Agreement provides the Management Stockholder with the right to require Parent to repurchase all of Management Stockholder's Plan Shares and pay Management Stockholder (or his or her estate or Management Stockholder Trust) a stated price for cancellation of options if (a) the Management Stockholder's employment is terminated as a result of his or her death or permanent disability, (b) the Management Stockholder dies or becomes permanently disabled after having retired from Parent at or after age 65 after having been employed by Parent for at least three years after the Purchase Trigger Date or (c) with the prior consent of Parent's Board of Directors (which consent will not be withheld unless the Board reasonably determines that Parent would be financially impaired if it made such a purchase), the Management Stockholder retires from Parent on or after age 65 after having been employed by Parent for at least three years after the Purchase Trigger Date. The Management Stockholder also has the right, until the later of five years after the Purchase Trigger Date or the first public offering in which the Partnerships (as defined in "Security Ownership of Certain Beneficial Owners and Management") participate, to have Parent register a stated percentage of his Plan Shares under the Securities Act in connection with certain public offerings.

          Each Common Stock Purchase Agreement also provides Parent with (a) prior to a public offering, the right of first refusal to buy Plan Shares owned by each Management Stockholder on essentially the same terms and conditions as such Management Stockholder proposes in a sale of his Plan Shares to another bona fide third party purchaser and (b) the right to repurchase all of the Management Stockholder's Plan Shares and pay him a stated price for cancellation of his Options if (i) the Management Stockholder's employment is involuntarily terminated with cause, (ii) the Management Stockholder terminates his or her employment other than by reason of death, disability or retirement on or after the age of 65 or (iii) the Management Stockholder effects an unpermitted transfer of Plan Shares.

          Upon a change of control of Parent, the transfer restrictions, right of first refusal, and certain other rights with respect to sale and repurchase of the Plan Shares and cancellation of Options as described above will lapse.

          The repurchase price of the Plan Shares under the Common Stock Purchase Agreements depends upon the nature of the event that triggers the repurchase and whether such repurchase occurs at the election of the Management Stockholder or Parent. Generally, if the repurchase is at the Management Stockholder's election, the repurchase price per share will be the book value per share (as defined in the Common Stock Purchase Agreement) of Stock or, if the Stock is publicly traded, the market value per share of Stock. Generally, if the repurchase is at Parent's election, the repurchase price per share will be the lesser of (a) the book value per share (as defined in the Common Stock Purchase Agreement) of Stock (or if the Stock is publicly traded, the market value per share) and (b) $500.

OPTION GRANTS IN PARENT FOR FISCAL YEAR 1997 AND POTENTIAL REALIZABLE VALUES

          The following table sets forth as to each of the Named Executive Officers information with respect to option grants by Parent during fiscal year 1997 and the potential realizable value of such option grants: (i) the number of shares of Common Stock underlying options granted during fiscal year 1997, (ii) the percentage that such options represent of all options granted to employees during that year, (iii) the exercise price, (iv) the expiration date and (v) the potential realizable value, assuming a 5% and 10% annual rate of appreciation in the Common Stock during the option terms.

                                                        OPTION GRANTS IN FISCAL YEAR 1997
                                                        ---------------------------------

                                                INDIVIDUAL GRANTS
         ---------------------------------------------------------------------------------------
                                                         PERCENT OF                               POTENTIAL REALIZABLE VALUE AT
                                                           TOTAL                                  ASSUMED ANNUAL RATES OF STOCK
                                                          OPTIONS                                 PRICE APPRECIATION FOR OPTION
                                                         GRANTED TO                                           TERM (1)
                                           OPTIONS       EMPLOYEE IN     EXERCISE    EXPIRATION  ---------------------------------
                  NAME                     GRANTED       FISCAL YEAR      PRICE         DATE             5%            10%
         -------------------------------------------------------------------------------------------------------------------------
           Michael S. Shannon                    -              -              -              -              -              -
           Larry E. Lichliter                    -              -              -              -              -              -
           John K. Saer, Jr.                707(2)           9.6%        $500.00      6/30/2005       $168,800       $404,300
           Nola S. Dyal                     477(3)           6.5%         500.00      6/30/2005        113,900        272,700
           Bradley T. Quayle                     -              -              -              -              -              -

 -------------------

(1) Amounts for the Named Executive Officers shown under the "Potential Realizable Value" columns above have been calculated by multiplying the exercise price by the annual appreciation rate shown (compounded for the term of the options), subtracting the exercise price per share and multiplying the gain per share by the number of shares covered by the options.

(2) Mr. Saer's options vest 20% each year over a five year term with an Option Trigger Date of July 15, 1993.

(3) Ms. Dyal's options vest 25% each year over a four year term with an Option Trigger Date of November 1, 1993.

     The following table sets forth as to each of the Named Executive Officers information with respect to option exercises during fiscal year 1997 and the status of their options on October 31, 1997: (i) the number of shares of common stock underlying options exercised during fiscal year 1997, (ii) the aggregate dollar value realized upon the exercise of such options, (iii) the total number of exercisable and unexercisable stock options held on October 31, 1997 and (iv) the aggregate dollar value of in-the-money exercisable and unexercisable options on October 31, 1997.


                                AGGREGATED OPTION EXERCISES IN FISCAL YEAR 1997
                                     AND OPTION VALUES AT OCTOBER 31, 1997
                                     -------------------------------------

                                                                       NUMBER OF SECURITIES
                                NUMBER OF                             UNDERLYING UNEXERCISED              VALUE OF UNEXERCISED
                                 SHARES                                      OPTIONS                    IN-THE-MONEY OPTIONS AT
                               ACQUIRED ON         VALUE               AT OCTOBER 31, 1997                 OCTOBER 31, 1997
     NAME                       EXERCISE          REALIZED         (EXERCISABLE/UNEXERCISABLE)       (EXERCISABLE/UNEXERCISABLE) (1)
     ----                       --------          --------         ---------------------------       -------------------------------
     Michael S. Shannon            _                 _                    22,744/  0                      $6,566,800/   0
     Larry E. Lichliter            _                 _                    12,646/  0                       3,650,200/   0
     John K. Saer, Jr.             _                 _                     3,565/  891                     1,001,600/   250,300
     Nola S. Dyal                  _                 _                     2,101/  701                       589,100/   196,300
     Bradley T. Quayle             _                 _                     2,651/  0                         765,400/   0

-----------

(1) The Common Stock is not publicly traded and the value of the options represents management's best judgment of value at October 31, 1997 as calculated using the "Black-Scholes" model of option valuation.

MANAGEMENT INCENTIVE BONUSES

     Certain members of management of Parent and the Company, including Named Executive Officers, departmental managers and executive officers, are eligible to receive cash bonuses in addition to their annual salary compensation. Such awards are based on the performance of such individuals as determined by their direct supervisors and other senior management and the financial performance of Parent and the Company.

STOCK PURCHASED BY MANAGEMENT

     In October 1995, Messrs. Shannon, Lichliter, Saer and Affeldt purchased 2,053, 1,141, 301 and 53 shares of Stock, respectively, at a purchase price of $500 per share. In connection with these purchases, Parent loaned $1,026,260, $570,640, $150,720 and $26,715 to Messrs. Shannon, Lichliter,
Saer and Affeldt, respectively. Each loan is evidenced by a promissory note which (i) is due and payable on June 9, 2005, but may be prepaid at any time, without penalty, (ii) bears an annual interest rate of 5% and (iii) is secured by the Stock purchased by each such individual.

STOCK RECEIVED IN LIEU OF FEES

     In October 1995, Parent entered into Stock Purchase Agreements with Messrs. Shannon, Lichliter, Saer and Affeldt, pursuant to which Messrs. Shannon, Lichliter, Saer and Affeldt were issued 6,881, 3,826, 1,011 and 179 shares of Stock, respectively, in lieu of receiving certain fees otherwise owed to them by Parent. Such Stock Purchase Agreements are substantially similar to the Common Stock Purchase Agreements described above except that restrictions on transfer are in effect for three years (compared with five years, in general, under the Common Stock Purchase Agreements). Since such Management Stockholders incurred certain income tax liabilities in connection with the receipt of such Stock, Parent loaned $1,322,815, $735,529, $194,271 and $31,523 to Messrs. Shannon, Lichliter, Saer and Affeldt, respectively. Each loan is evidenced by a promissory note which (i) is due and payable on October 30, 2005, but may be prepaid at any time, without penalty, (ii) bears an annual interest rate of 5% and (iii) is secured by the Stock granted to each such individual.

OPTIONS AND PARTNERSHIP INTERESTS IN AFFILIATES

     Certain executive officers and key employees received options and partnership interests in KSL Land and partnerships affiliated therewith prior to and during fiscal year 1997, but such options are "out-of-the-money" and no allocation has been made for distribution of partnership profits with respect to such partnership interests.

BOARD COMPENSATION

     All directors are reimbursed for their usual and customary expenses incurred in attending all Board and committee meetings. Each director receives an aggregate annual fee of $25,000 for serving on Parent's and the Company's boards of directors.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     The following directors participated in deliberations of Parent's board of directors concerning executive officer compensation during fiscal year 1997 and have been appointed to serve on Parent's Compensation Committee during fiscal year 1998: Messrs. Kravis and Tokarz. During fiscal year 1997, no executive officer of Parent served as a member of the compensation committee of another entity or as a director of another entity, one of whose executive officers served on the compensation committee or board of directors of Parent.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth as of January 15, 1998 certain information concerning the ownership of shares of Common Stock of Parent by (i) persons who own beneficially more than 5% of the outstanding shares of Common Stock; (ii) each person who is a director of the Company; (iii) each person who is a Named Executive Officer; and (iv) all directors and executive officers of the Company as a group. Parent owns 100% of the common stock of the Company. As of January 15, 1998, there are 469,854 shares of Common Stock of Parent outstanding.



                                                            AMOUNT AND
                                                            NATURE OF          PERCENT
              NAME OF                                       BENEFICIAL           OF
              BENEFICIAL OWNER                             OWNERSHIP (8)        CLASS
            -----------------------------------------------------------------------------
             KKR Associates, L.P.                          454,409 (1)          96.71
              c/o Kohlberg Kravis Roberts & Co.
              9 West 57th Street
              New York, New York  10019
             Michael S. Shannon                             31,677 (2)           6.43
             Larry E. Lichliter                             17,613 (3)           3.65
             John K. Saer, Jr.                               4,876 (4)           1.03
             Nola S. Dyal                                    2,802 (5)              *
             Bradley T. Quayle                               2,651 (6)              *
             All Executive Officers and Directors as
               a Group (24 persons)                         63,953 (7)          12.34
            -----------------------------------------------------------------------------

*    Denotes less than one percent.

(1) Shares of Common Stock shown as beneficially owned by KKR Associates, L.P. are held as follows: approximately 83.7% by Resort Associates, L.P., approximately 11.9% by Golf Associates, L.P. and approximately 1.1% by KKR Partners II, L.P. (collectively, the "Partnerships"). KKR Associates, L.P., a limited partnership, is the sole general partner of each of the Partnerships and possesses sole voting and investment power with respect to such shares. The general partners of KKR Associates, L.P. are Henry R. Kravis, George R. Roberts, Robert I. MacDonnell, Paul E. Raether, Michael
     W. Michelson, James H. Greene, Jr., Michael T. Tokarz, Perry Golkin, Clifton S. Robbins, Scott M. Stuart and Edward A. Gilhuly. Messrs. Kravis, Roberts, Raether, Tokarz and Stuart are also directors of the Company. Alexander Navab, Jr. is a limited partner of KKR Associates, L.P. and is also a director of the Company. Each of such individuals may be deemed to share beneficial ownership of the shares shown as beneficially owned by KKR Associates, L.P. Each of such individuals disclaims beneficial ownership of such shares.

(2)  Includes options to purchase 22,744 shares exercisable within 60 days.

(3)  Includes options to purchase 12,646 shares exercisable within 60 days.

(4)  Includes options to purchase 3,565 shares exercisable within 60 days.

(5)  Represents options to purchase 2,802 shares exercisable within 60 days.

(6)  Represents options to purchase 2,651 shares exercisable within 60 days.

(7)  Includes options to purchase 48,508 shares exercisable within 60 days.

(8) The nature of beneficial ownership for all of the shares listed is sole voting and investment power.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

TRANSACTIONS WITH KKR

     KKR Associates, L.P. ("KKR") beneficially owns approximately 96.7% (84.5% on a fully diluted basis) of Parent's outstanding shares of Common Stock. The general partners of KKR are Messrs. Henry R. Kravis, George R. Roberts, Robert
I. MacDonnell, Paul E. Raether, Michael W. Michelson, Michael T. Tokarz, James
H. Greene, Jr., Perry Golkin, Clifton S. Robbins, Scott M. Stuart and Edward A. Gilhuly. Messrs. Kravis, Roberts, Raether, Tokarz and Stuart are also directors of the Company, as is Alexander Navab, Jr. who is a limited partner of KKR. Each of the general partners of KKR is also a member of the limited liability company which serves as the general partner of KKR and Mr. Navab is an executive of KKR. KKR receives an annual fee of $500,000 in connection with providing financial advisory services to Parent and may receive customary investment banking fees for services rendered to Parent and/or the Company in connection with divestitures, acquisitions and certain other transactions. See "Directors and Executive Officers" and "Security Ownership of Certain Beneficial Owners and Management."

     The limited partners of KKR are certain past and present employees of KKR and partnerships and trusts for the benefit of the families of the general partners and past and present employees and a former partner of KKR.

     Each of the Partnerships has the right to require Parent to register under the Securities Act shares of Common Stock held by it pursuant to several registration rights agreements. Such registration rights will generally be available to each of the Partnerships until registration under the Securities Act is no longer required to enable it to resell the Common Stock owned by it. Such registration rights agreements provide, among other things, that Parent will pay all expenses in connection with the first six registrations requested by each such Partnership and in connection with any registration commenced by Parent as a primary offering.

TRANSACTIONS WITH PARENT AND AFFILIATES OF PARENT

     In connection with the Refinancings, the Company and Parent entered into an Expense Allocation Agreement pursuant to which Parent performs management services requested by the Company and the Company reimburses Parent for all expenses incurred by Parent and directly attributable to the Company and its subsidiaries.

     The Company's liability for taxes is determined based upon a Tax Sharing Agreement entered into by the members of the affiliated group of corporations (within the meaning of Section 1504 of the Internal Revenue Code of 1986, as amended (the "Code")) of which Parent is the common parent (the "Parent Affiliated Group"). Under the Tax Sharing Agreement, the Company and its subsidiaries are generally responsible for Federal taxes based upon the amount that would be due if the Company and its subsidiaries filed Federal tax returns as a separate affiliated group of corporations rather than as part of Parent's consolidated Federal tax returns. The allocation of tax liability pursuant to the Tax Sharing Agreement may not reflect the Company's actual tax liability that would be imposed on the Company had it not filed tax returns as part of the Parent Affiliated Group. The combined state tax liabilities are allocated to the Company and its subsidiaries based on similar principles.

     Parent and the Company entered into the following transactions concurrently with or prior to the consummation of the Refinancings: (i) Parent contributed the outstanding capital stock of each of the parents of the subsidiaries that own Desert Resorts, Doral and Fairways, and the parent of the subsidiary that leases Lake Lanier Islands to the Company resulting in such parents becoming wholly-owned subsidiaries of the Company; (ii) KSL Landmark Corporation (which owned Desert Resorts and into which KSL Desert Resorts, Inc. was merged effective May 16, 1997) paid a dividend to Parent (through the Company) of all of the general partnership interests and Class A limited partnership interests owned by KSL Landmark Corporation in four affiliated limited partnerships whose principal assets are beneficial interests in undeveloped commercial and residential real estate parcels in the vicinity of Desert Resorts, thereby removing ongoing funding obligations of the Company for holding costs relating to undeveloped land; (iii) the Company sold to KSL Land at historical cost (which approximated fair market value) the general partnership interest and Class A limited partnership interest owned by KSL Landmark Corporation in an additional limited partnership whose principal assets are residential real estate parcels in the vicinity of Desert Resorts; (iv) Parent, the Company and affiliates settled intercompany balances, resulting in an increase in cash to the Company of $46.3 million; (v) the Company distributed to Parent in cash excess equity funding of $46.3 million contributed by Parent to KSL Landmark Corporation at the time of acquisition; (vi) the Company distributed $13.9 million in cash to Parent, which was recorded as a return of capital to Parent; (vii) the Company provided financing to KSL Land of $20.8 million and (viii) certain management, lending and other agreements used to allocate corporate general and administrative expenses between Parent and its subsidiaries prior to the Refinancings were canceled and the Company and Parent entered into the Expense Allocation Agreement which has resulted in an increase in corporate general and administrative expenses of the Company following the Refinancings. The Company paid management fees and fees pursuant to the Expense Allocation Agreement (reflected collectively as the "Corporate Fee" in the accompanying consolidated statements of operations) in the amount of $5.1 million to Parent in fiscal year 1997.

     On October 31, 1997, Parent contributed all of the capital stock of KSL Travel, Inc. ("Travel"), Wild West Desert Properties, Inc. whose name was subsequently changed to KSL Real Estate Company ("Real Estate") and KSL Vacation Resorts, Inc., whose name was subsequently changed to Las Casitas Corporation ("Las Casitas") to the Company and the Company contributed all such stock to KSL Desert Resorts, Inc., the result of which was that Travel, Real Estate and Las Casitas became wholly-owned subsidiaries of KSL Desert Resorts, Inc. In connection with the contribution of capital stock of Las Casitas to the Company, Parent contributed capital in the amount of $138,000 to the Company. Prior to the contribution of the capital stock of Real Estate to the Company, Real Estate paid a dividend of $600,000 to Parent.

TRANSACTIONS WITH MANAGEMENT

     Parent has made loans to Messrs. Shannon, Lichliter, Saer and Affeldt
(i) in connection with their purchase of common stock of Parent and (ii) to fund the tax liability incurred as a result of their receipt of common stock of Parent. Each of Messrs. Shannon, Lichliter, Saer and Affeldt has delivered promissory notes to Parent as evidence of such indebtedness. See "Executive Compensation--Stock Purchased by Management" and "--Stock Received in Lieu of Fees."

     In addition, Parent has made loans to Messrs. Shannon, Lichliter, Saer and Affeldt to fund tax liability incurred as a result of their receipt of common stock of KSL Land and certain partnership interests in partnerships affiliated with Parent. In connection with such loans, each of Messrs. Shannon, Lichliter, Saer and Affeldt have delivered promissory notes in aggregate amounts of $212,461, $122,832, $32,952 and $5,303, respectively.

                                       PART IV.

ITEM 14.       EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)  Documents filed as part of this report:

     (1)  Financial Statements

          The following Consolidated Financial Statements of KSL Recreation Group, Inc. and subsidiaries are included in Part II, Item 8:

               Independent Auditors' Report
               Consolidated Statements of Operations for the Years Ended
                 October  31, 1997, 1996 and 1995
               Consolidated Balance Sheets as of October 31, 1997 and 1996 Consolidated Statements of Stockholder's Equity for the years ended October 31, 1997, 1996 and 1995
               Consolidated Statements of Cash Flows for the fiscal years ended
                 October 31, 1997, 1996 and 1995
               Notes to Consolidated Financial Statements

     (2)  Financial Schedule

                          VALUATION AND QUALIFYING ACCOUNTS
                 FOR THE YEARS ENDED OCTOBER 31, 1997, 1996 AND 1995

     (In thousands)

                                                            BALANCE AT     CHARGED TO   DEDUCTIONS -    BALANCE AT
                                                           BEGINNING OF     COST AND     NET CREDIT       END OF
                                                              PERIOD        EXPENSES        LOSS          PERIOD
                                                              ------        --------        ----          ------
      Allowance for doubtful accounts:
        Accounts Receivable . . . . . . . . . . . . .
      Fiscal year ended October 31, 1995. . . . . . .     $        569   $        425   $      (425)    $       569
      Fiscal year ended October 31, 1996. . . . . . .              569           1433          (429)          1,573
      Fiscal year ended October 31, 1997. . . . . . .            1,573          1,193        (2,044)            722

Financial statements and schedules not listed are omitted because of the absence of the conditions under which they are required or because all material information is included in the consolidated financial statements or notes thereto.

     (3)  Exhibits

          3.1       Certificate of Incorporation of the Company, filed as
                    Exhibit 3.1 to the Company's Registration Statement on Form S-4, File No. 333-31025, is hereby incorporated by reference.

          *3.2 Certificate of Amendment of Certificate of Incorporation of the Company (changing name to KSL Recreation Group, Inc.)

          3.3 By-laws of the Company, filed as Exhibit 3.2 to the Company's Registration Statement on Form S-4, File No. 333-31025, is hereby incorporated by reference.

          4.1 Senior Subordinated Notes Indenture, dated as of April 30, 1997, among KSL Recreation Group, Inc. and First Trust of New York National Association, Trustee, filed as Exhibit 4.1 to the Company's Registration Statement on Form S-4, File No. 333-31025, is hereby incorporated by reference.

          4.2       Form of 10 1/4% Senior Subordinated Note due 2007, filed as
                    Exhibit 4.2 to the Company's Registration Statement on Form S-4, File No. 333-31025, is hereby incorporated by reference. (Included as part of Senior Subordinated Notes Indenture filed as Exhibit 4.1 to the Company's Registration Statement on Form S-4, File No. 333-31025, and hereby incorporated by reference.)

          4.3 Form of 10 1/4% Series B Senior Subordinated Note due 2007, filed as Exhibit 4.3 to the Company's Registration Statement on Form S-4, File No. 333-31025, is hereby incorporated by reference. (Included as part of Senior Subordinated Notes Indenture filed as Exhibit 4.1 to the Company's Registration Statement on Form S-4, File No. 333-31025, and hereby incorporated by reference.)

          4.4 Senior Subordinated Notes Registration Rights Agreement, dated April 30, 1997, by and among KSL Recreation Group, Inc. and Donaldson, Lufkin & Jenrette Securities Corporation, Salomon Brothers Inc, Credit Suisse First Boston Corporation, BancAmerica Securities, Inc., Montgomery Securities and Scotia Capital Markets, filed as Exhibit 4.4 to the Company's Registration Statement on Form S-4, File No. 333-31025, is hereby incorporated by reference.

          10.1 Credit Agreement, dated as of April 30, 1997, among KSL Recreation Group, Inc. and Donaldson, Lufkin & Jenrette Securities Corporation, as a co-syndication agent and documentation agent, The Bank of Nova Scotia, as a co-syndication agent and administrative agent, and BancAmerica Securities, Inc., as syndication agent, filed as
                    Exhibit 10.1 to the Company's Registration Statement on Form S-4, File No. 333-31025, is hereby incorporated by reference.

          10.2 Sublease, executed between Lake Lanier Islands Development Authority and KSL Lake Lanier, Inc., filed as Exhibit 10.2 to the Company's Registration Statement on Form S-4, File No. 333-31025, is hereby incorporated by reference.

          10.3 Management Agreement effective as of May 16, 1996, by and between Lake Lanier Islands Development Authority and KSL Lake Lanier, Inc., filed as Exhibit 10.3 to the Company's Registration Statement on Form S-4, File No. 333-31025, is hereby incorporated by reference.

          10.4 License Agreement, dated March 5, 1994, between The Professional Golfer's Association and LML Development Corp. of California as assigned by the Assignment and Assumption Agreement, dated December 24, 1993, by and between Landmark Land Company of California, Inc. and KSL Landmark Corporation, filed as Exhibit 10.4 to the Company's Registration Statement on Form S-4, File No. 333-31025, is hereby incorporated by reference.

          10.5 Trademark Agreement, dated January 10, 1985, between PGA Tour, Inc. and Landmark Land Company of California, Inc. as assigned by the Assignment and Assumption Agreement, dated December 24, 1993, by and between Landmark Land Company of California, Inc. and KSL Landmark Corporation, filed as
                    Exhibit 10.5 to the Company's Registration Statement on Form S-4, File No. 333-31025, is hereby incorporated by reference.

          10.6 Assignment and Assumption Agreement, dated December 24, 1993, by and between Landmark Land Company of California, Inc. and KSL Landmark Corporation, filed as Exhibit 10.6 to the Company's Registration Statement on Form S-4, File No. 333-31025, is hereby incorporated by reference.

          10.7 License Agreement, dated December 30, 1993, among Carol Management Corporation, C.A.H. Spa of Florida Corp., KSL Hotel Corp., and KSL Spa Corp. (subsequently merged into KSL Hotel Corp.), filed as Exhibit 10.7 to the Company's Registration Statement on Form S-4, File No. 333-31025, is hereby incorporated by reference.

          10.8 KSL Recreation Corporation 1995 Stock Purchase and Option Plan, filed as Exhibit 10.8 to the Company's Registration Statement on Form S-4, File No. 333-31025, is hereby incorporated by reference.

          10.9 Form of KSL Recreation Corporation Common Stock Purchase Agreement, filed as Exhibit 10.9 to the Company's Registration Statement on Form S-4, File No. 333-31025, is hereby incorporated by reference.

          10.10 From of KSL Recreation Corporation Non-Qualified Stock Option Agreement, filed as Exhibit 10.10 to the Company's Registration Statement on Form S-4, File No. 333-31025, is hereby incorporated by reference.

          10.11 Expense Allocation Agreement, dated April 30, 1997, between KSL Recreation Corporation and KSL Recreation Group, Inc., filed as Exhibit 10.11 to the Company's Registration Statement on Form S-4, File No. 333-31025, is hereby incorporated by reference.

          10.12 Tax Sharing Agreement and Amendment to Tax Sharing Agreement, dated April 30, 1997, by and between KSL Recreation Corporation, KSL Recreation Group, Inc., KSL Landmark Corporation, KSL Desert Resorts, Inc., KSL Vacation Resorts, Inc., Xochimilco Properties, Inc., Wild West Desert Properties, Inc., KSL Travel, Inc., KSL Golf Holdings, Inc., KSL Fairways Golf Corporation, KSL Florida Holdings, Inc., KSL Hotel Corp., KSL Georgia Holdings, Inc., KSL Lake Lanier, Inc., KSL Land Corporation and KSL Land II Corporation, filed as Exhibit 10.12 to the Company's Registration Statement on Form S-4, File No. 333-31025, is hereby incorporated by reference.

          *10.13 Second Amendment to the Tax Sharing Agreement, dated November 1, 1997, by and among KSL Recreation Corporation, KSL Recreation Group, Inc., KSL Land Holdings, Inc., KSL Landmark Corporation, KSL Desert Resorts, Inc., Las Casitas Corporation, KSL Real Estate Company, KSL Travel, Inc., Casitas Plaza Corporation, KSL Golf Holdings, Inc., KSL Fairways Golf Corporation, KSL Florida Holdings, Inc., KSL Hotel Corp., KSL Silver Properties, Inc., KSL Georgia Holdings, Inc., KSL Lake Lanier, Inc., KSL Grand Traverse Holdings, Inc., KSL Grand Traverse Land, Inc., KSL Grand Traverse Realty, Inc., KSL Grand Traverse Resort, Inc., KSL Water Works, Inc., KSL Land Corporation, KSL Citrus Properties, Inc., KSL Development Corporation, KSL Land II Corporation, KSL Land III Corporation, KSL Land IV Corporation and Landaq, Inc.

          *10.14 Contract for Purchase and Sale of Grand Traverse Resort, dated August 1, 1997, by and between Grand Traverse Holding Company, GRS Grand Hotel Corporation, General Realty Services, Inc., GTR Resort Development, Inc. and Grand Personalty, Inc., TICOR Title Insurance Corporation and KSL Recreation Corporation as assigned by the Assignment of Purchase Contract from KSL Recreation Corporation to KSL Grand Traverse Holdings, Inc., KSL Grand Traverse Resort, Inc., KSL Grand Traverse Land, Inc., KSL Grand Traverse Realty, Inc., and KSL Water Works, Inc. dated August 1, 1997.

          *10.15 Assignment of Purchase Contract from KSL Recreation Corporation to KSL Grand Traverse Holdings, Inc., KSL Grand Traverse Resort, Inc., KSL Grand Traverse Land, Inc., KSL Grand Traverse Realty, Inc., and KSL Water Works, Inc. dated August 1, 1997.

          *11       Computation of Earnings (Loss) Per Share

           13 Quarterly Report on Form 10-Q for the period ended July 31, 1997 filed on October 24, 1997 is hereby incorporated by reference.

          *21       List of Subsidiaries of the Company

          ---------------------------------
          * Filed herewith.

                                      SIGNATURES

          Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on January 28, 1998.

                                            KSL RECREATION GROUP, INC.


                                            By:    /s/ John K. Saer, Jr.
                                                 ----------------------------
                                                 John K. Saer, Jr.
                                                 Vice President, Chief Financial
                                                 Officer and Treasurer

          Pursuant to the requirements of the Securities and Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons in the capacities indicated on January 28, 1998.

           Signatures                                 Title
---------------------------------  --------------------------------------------

     /s/ Michael S. Shannon          President, Chief Executive Officer and
--------------------------------     Director (Principal Executive Officer)
      (Michael S. Shannon)


     /s/ Larry E. Lichliter          Executive Vice President and Director
--------------------------------
      (Larry E. Lichliter)


        /s/ Henry R. Kravis          Director
--------------------------------
         (Henry R. Kravis)


                                     Director
--------------------------------
        (George R. Roberts)


        /s/ Paul E. Raether          Director
--------------------------------
         (Paul E. Raether)


       /s/ Michael T. Tokarz         Director
--------------------------------
        (Michael T. Tokarz)


                                     Director
--------------------------------
         (Scott M. Stuart)


                                     Director
--------------------------------
     (Alexander Navab, Jr.)


       /s/ John K. Saer, Jr.         Vice President, Chief Financial Officer
--------------------------------     and Treasurer  (Principal Financial
        (John K. Saer, Jr.)          Officer)

     /s/ Emily-May Richards          Controller  (Principal Accounting Officer)
--------------------------------
      (Emily-May Richards)

                                    EXHIBIT INDEX

  EXHIBIT
  NUMBER                               DESCRIPTION OF EXHIBIT
------------  ------------------------------------------------------------------

     3.1 Certificate of Incorporation of the Company, filed as Exhibit 3.1 to the Company's Registration Statement on Form S-4, File No. 333-31025, is hereby incorporated by reference.

  *  3.2       Certificate of Amendment of Certificate of Incorporation of the
               Company (changing name to KSL Recreation Group, Inc.)

     3.3 By-laws of the Company, filed as Exhibit 3.2 to the Company's Registration Statement on Form S-4, File No. 333-31025, is hereby incorporated by reference.

     4.1 Senior Subordinated Notes Indenture, dated as of April 30, 1997, among KSL Recreation Group, Inc. and First Trust of New York National Association, Trustee, filed as Exhibit 4.1 to the Company's Registration Statement on Form S-4, File No. 333-31025, is hereby incorporated by reference.

     4.2       Form of 10 1/4% Senior Subordinated Note due 2007, filed as
               Exhibit 4.2 to the Company's Registration Statement on Form S-4, File No. 333-31025, is hereby incorporated by reference. (Included as part of Senior Subordinated Notes Indenture filed as Exhibit 4.1 to the Company's Registration Statement on Form S-4, File No. 333-31025, and hereby incorporated by reference.)

     4.3 Form of 10 1/4% Series B Senior Subordinated Note due 2007, filed as Exhibit 4.3 to the Company's Registration Statement on Form S-4, File No. 333-31025, is hereby incorporated by reference. (Included as part of Senior Subordinated Notes Indenture filed as Exhibit 4.1 to the Company's Registration Statement on Form S-4, File No. 333-31025, and hereby incorporated by reference.)

     4.4 Senior Subordinated Notes Registration Rights Agreement, dated April 30, 1997, by and among KSL Recreation Group, Inc. and Donaldson, Lufkin & Jenrette Securities Corporation, Salomon Brothers Inc, Credit Suisse First Boston Corporation, BancAmerica Securities, Inc., Montgomery Securities and Scotia Capital Markets, filed as Exhibit 4.4 to the Company's Registration Statement on Form S-4, File No. 333-31025, is hereby incorporated by reference.

     10.1 Credit Agreement, dated as of April 30, 1997, among KSL Recreation Group, Inc. and Donaldson, Lufkin & Jenrette Securities Corporation, as a co-syndication agent and documentation agent, The Bank of Nova Scotia, as a co-syndication agent and administrative agent, and BancAmerica Securities, Inc., as syndication agent, filed as Exhibit 10.1 to the Company's Registration Statement on Form S-4, File No. 333-31025, is hereby incorporated by reference.

     10.2 Sublease, executed between Lake Lanier Islands Development Authority and KSL Lake Lanier, Inc., filed as Exhibit 10.2 to the Company's Registration Statement on Form S-4, File No. 333-31025, is hereby incorporated by reference.

     10.3 Management Agreement effective as of May 16, 1996, by and between Lake Lanier Islands Development Authority and KSL Lake Lanier, Inc., filed as Exhibit 10.3 to the Company's Registration Statement on Form S-4, File No. 333-31025, is hereby incorporated by reference.

     10.4 License Agreement, dated March 5, 1994, between The Professional Golfer's Association and LML Development Corp. of California as assigned by the Assignment and Assumption Agreement, dated December 24, 1993, by and between Landmark Land Company of California, Inc. and KSL Landmark Corporation, filed as Exhibit
               10.4 to the Company's Registration Statement on Form S-4, File No. 333-31025, is hereby incorporated by reference.

  EXHIBIT
  NUMBER                         DESCRIPTION OF EXHIBIT
------------  ------------------------------------------------------------------

     10.5 Trademark Agreement, dated January 10, 1985, between PGA Tour, Inc. and Landmark Land Company of California, Inc. as assigned by the Assignment and Assumption Agreement, dated December 24, 1993, by and between Landmark Land Company of California, Inc. and KSL Landmark Corporation, filed as Exhibit 10.5 to the Company's Registration Statement on Form S-4, File No. 333-31025, is hereby incorporated by reference.

     10.6 Assignment and Assumption Agreement, dated December 24, 1993, by and between Landmark Land Company of California, Inc. and KSL Landmark Corporation, filed as Exhibit 10.6 to the Company's Registration Statement on Form S-4, File No. 333-31025, is hereby incorporated by reference.

     10.7 License Agreement, dated December 30, 1993, among Carol Management Corporation, C.A.H. Spa of Florida Corp., KSL Hotel Corp., and KSL Spa Corp. (subsequently merged into KSL Hotel Corp.), filed as Exhibit 10.7 to the Company's Registration Statement on Form S-4, File No. 333-31025, is hereby incorporated by reference.

     10.8 KSL Recreation Corporation 1995 Stock Purchase and Option Plan, filed as Exhibit 10.8 to the Company's Registration Statement on Form S-4, File No. 333-31025, is hereby incorporated by reference.

     10.9 Form of KSL Recreation Corporation Common Stock Purchase Agreement, filed as Exhibit 10.9 to the Company's Registration Statement on Form S-4, File No. 333-31025, is hereby incorporated by reference.

     10.10 Form of KSL Recreation Corporation Non-Qualified Stock Option Agreement, filed as Exhibit 10.10 to the Company's Registration Statement on Form S-4, File No. 333-31025, is hereby incorporated by reference.

     10.11 Expense Allocation Agreement, dated April 30, 1997, between KSL Recreation Corporation and KSL Recreation Group, Inc., filed as
               Exhibit 10.11 to the Company's Registration Statement on Form S-4, File No. 333-31025, is hereby incorporated by reference.

     10.12 Tax Sharing Agreement and Amendment to Tax Sharing Agreement, dated April 30, 1997, by and between KSL Recreation Corporation, KSL Recreation Group, Inc., KSL Landmark Corporation, KSL Desert Resorts, Inc., KSL Vacation Resorts, Inc., Xochimilco Properties, Inc., Wild West Desert Properties, Inc., KSL Travel, Inc., KSL Golf Holdings, Inc., KSL Fairways Golf Corporation, KSL Florida Holdings, Inc., KSL Hotel Corp., KSL Georgia Holdings, Inc., KSL Lake Lanier, Inc., KSL Land Corporation and KSL Land II Corporation, filed as Exhibit 10.12 to the Company's Registration Statement on Form S-4, File No. 333-31025, is hereby incorporated by reference.

  *  10.13     Second Amendment to the Tax Sharing Agreement, dated October 31,
               1997, by and among KSL Recreation Corporation, KSL Recreation
               Group, Inc., KSL Land Holdings, Inc., KSL Landmark Corporation,
               KSL Desert Resorts, Inc., Las Casitas Corporation, KSL Real
               Estate Company, KSL Travel, Inc., Casitas Plaza Corporation, KSL
               Golf Holdings, Inc., KSL Fairways Golf Corporation, KSL Florida
               Holdings, Inc., KSL Hotel Corp., KSL Silver Properties, Inc., KSL
               Georgia Holdings, Inc., KSL Lake Lanier, Inc., KSL Grand Traverse
               Holdings, Inc., KSL Grand Traverse Land, Inc., KSL Grand Traverse
               Realty, Inc., KSL Grand Traverse Resort, Inc., KSL Water Works,
               Inc., KSL Land Corporation, KSL Citrus Properties, Inc., KSL
               Development Corporation, KSL Land II Corporation, KSL Land III
               Corporation, KSL Land IV Corporation, and Landaq, Inc.

  EXHIBIT
  NUMBER                         DESCRIPTION OF EXHIBIT
------------  ------------------------------------------------------------------

  *  10.14     Contract for Purchase and Sale of Grand Traverse Resort, dated
               August 1, 1997, by and between Grand Traverse Holding Company,
               GRS Grand Hotel Corporation, General Realty Services, Inc., GTR
               Resort Development, Inc. and Grand Personalty, Inc., TICOR Title
               Insurance Corporation and KSL Recreation Corporation as assigned by the Assignment of Purchase Contract from KSL Recreation
               Corporation to KSL Grand Traverse Holdings, Inc., KSL Grand
               Traverse Resort, Inc., KSL Grand Traverse Land, Inc., KSL Grand
               Traverse Realty, Inc., and KSL Water Works, Inc. dated August 1,
               1997.

  *  10.15     Assignment of Purchase Contract from KSL Recreation Corporation to KSL Grand Traverse Holdings, Inc., KSL Grand Traverse Resort,
               Inc., KSL Grand Traverse Land, Inc., KSL Grand Traverse Realty,
               Inc., and KSL Water Works, Inc. dated August 1, 1997.

  *  11        Computation of Earnings (Loss) Per Share

     13 Quarterly Report on Form 10-Q for the period ended July 31, 1997 filed on October 24, 1997 is hereby incorporated by reference.

  *  21        List of Subsidiaries of the Company


--------------
  * Filed herewith.