Form 10-Q
period 1998-01-31
KSL RECREATION GROUP INC
filed 1998-03-17
CIK 1041878

-------------------------------------------------------------------------------

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

                                  FORM 10-Q

(Mark One)

 X   Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
---- Exchange Act of 1934 For the quarterly period ended January 31, 1998.
                                                         -----------------

                                         OR

---  Transition Report Pursuant to Section 13 or 15(d) of the Securities
     Exchange Act of 1934 For the transition period from        to        .
                                                        --------  --------
                         Commission File Number     333-31025
                                                 --------------
                             KSL RECREATION GROUP, INC.
               (Exact name of Registrant as specified in its charter)


                 Delaware                                33-0747103
               ------------                            ----------------
          (State or other jurisdiction of         (IRS Employer ID Number)
          incorporation or organization)


            56-140 PGA Boulevard
            La Quinta, California                             92253
   --------------------------------------                   ----------
   (Address of principal executive offices)                 (Zip Code)


                                 760/564-1088
                                 ------------
              (Registrant's telephone number, including area code)

                                       N/A
                                    ---------
     (Former name, address and fiscal year, if changed since last report)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes   X  ,  No     .
                                                     ----      ----

                Shares outstanding of the Registrant's common stock
                                as of March 15, 1998
                                       1,000

                                       Class
                           Common Stock, $0.01 par value

-------------------------------------------------------------------------------

                             KSL RECREATION GROUP, INC.


INDEX                                                                      Page
-------------------------------------------------------------------------------
[caad 214]
                           PART I.   FINANCIAL INFORMATION

Item 1.  Financial Statements (unaudited)
     Condensed consolidated statements of operations for the
       three months ended January 31, 1998 and 1997. . . . . . . . . . . . .   3
     Condensed consolidated balance sheets, January 31, 1998
       and October 31, 1997. . . . . . . . . . . . . . . . . . . . . . . . .   5
     Condensed consolidated statements of cash flows for the
        three months ended January 31, 1998 and 1997. . . . . . . . . . . . .  7
     Notes to condensed consolidated financial statements . . . . . . . . . .  9

Item 2.  Management's discussion and analysis of financial
            condition and results of operations . . . . . . . . . . . . . . . 11

                            PART II.  OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders . . . . . . . .  13

Item 6.  Exhibits and Reports on Form 8-K. . . . . . . . . . . . . . . . . .  13

Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  14


                            KSL RECREATION GROUP, INC.

                           PART I. FINANCIAL INFORMATION
                            ITEM 1. FINANCIAL STATEMENTS

                  CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                    (UNAUDITED)



                                                               FOR THE
                                                        THREE MONTHS ENDED
(AMOUNTS IN THOUSANDS,                                       JANUARY 31,
EXCEPT PER SHARE DATA)                                     1998         1997
                                                         --------     --------
REVENUES:
Rooms                                                    $ 19,080     $ 14,892
Food and beverage                                          16,287       13,776
Golf fees                                                  10,580        9,572
Dues and fees                                               6,379        6,082
Other                                                      13,276       10,227
                                                         --------      -------
     Total revenues                                        65,602       54,549

EXPENSES:
Payroll and benefits                                       22,335       17,292
Other expenses                                             25,418       20,202
Depreciation and amortization                               8,154        6,196
Corporate fee                                               1,965          813
                                                         --------      -------
     Total expenses                                        57,872       44,503
                                                         --------      -------
INCOME FROM OPERATIONS                                      7,730       10,046

OTHER INCOME (EXPENSE):
Interest income                                               629           97
Interest expense                                           (8,453)      (8,279)
                                                         --------      -------
     Other expense, net                                    (7,824)      (8,182)


See accompanying notes to consolidated financial statements.

                             KSL RECREATION GROUP, INC.

                  CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                              (UNAUDITED) (CONTINUED)

                                                               FOR THE
                                                         THREE MONTHS ENDED
(AMOUNTS IN THOUSANDS,                                        JANUARY 31,
EXCEPT PER SHARE DATA)                                     1998         1997
                                                         ---------    -------
INCOME (LOSS) BEFORE MINORITY
  INTERESTS AND INCOME TAXES                                $ (94)     $ 1,864

MINORITY INTERESTS IN LOSS  OF SUBSIDIARY                     103           77
                                                            -----       ------
INCOME BEFORE INCOME TAXES                                      9        1,941

INCOME TAX EXPENSE                                             --          129
                                                            -----       ------
NET INCOME                                                    $ 9      $ 1,812
                                                            -----       ------
                                                            -----       ------
BASIC AND DILUTED EARNINGS PER SHARE                          $ 9      $ 1,812
                                                            -----       ------
                                                            -----       ------
WEIGHTED AVERAGE NUMBER OF
    COMMON SHARES                                           1,000        1,000
                                                            -----       ------
                                                            -----       ------


See accompanying notes to consolidated financial statements.

                             KSL RECREATION GROUP, INC.

                       CONDENSED CONSOLIDATED BALANCE SHEETS
                                    (UNAUDITED)



(AMOUNTS IN THOUSANDS,                                   JANUARY 31,  OCTOBER 31,
EXCEPT PER SHARE DATA)                                       1998        1997
                                                         -----------  -----------
ASSETS

CURRENT ASSETS:
Cash and cash equivalents                                 $ 7,161        $ 24,056
Restricted cash                                             2,684           1,790
Trade receivables, net of allowance for doubtful
  receivables of $840 and $722, respectively               17,907          14,185
Inventories                                                 8,120           7,383
Current portion of notes receivable                         1,909           1,946
Prepaid expenses and other current assets                   4,882           3,865
                                                          -------        --------
     Total current assets                                  42,663          53,225

PROPERTY AND EQUIPMENT, net of accumulated
  depreciation of $73,359 and $66,847, respectively       428,807         431,436
NOTE RECEIVABLE FROM AFFILIATE                             22,093          21,653
NOTES RECEIVABLE, less current portion                      5,336           5,177
RESTRICTED CASH, less current portion                         101             101
EXCESS OF COST OVER NET ASSETS OF
  ACQUIRED ENTITIES, net of accumulated
  amortization of $14,783 and $13,756 respectively         89,316          90,343
OTHER ASSETS, net                                          34,145          34,106
                                                          -------        --------
                                                        $ 622,461       $ 636,041
                                                          -------        --------
                                                          -------        --------


See accompanying notes to consolidated financial statements.

                             KSL RECREATION GROUP, INC.

                       CONDENSED CONSOLIDATED BALANCE SHEETS
                              (UNAUDITED) (CONTINUED)



(AMOUNTS IN THOUSANDS,                                 JANUARY 31,   OCTOBER 31,
EXCEPT PER SHARE DATA)                                     1998          1997
                                                       -----------   -----------
LIABILITIES AND STOCKHOLDER'S EQUITY

CURRENT LIABILITIES:
Accounts payable                                          $ 7,685      $ 6,948
Accrued liabilities                                        14,351       16,899
Accrued interest payable                                    6,006       10,149
Current portion of long-term debt                           1,000        1,000
Current portion of obligations under capital leases         2,928        3,044
Deferred income, customer deposits and other               12,928        6,458
                                                          -------       ------
     Total current liabilities                             44,898       44,498

LONG-TERM DEBT, less current portion                      309,000      326,500
OBLIGATIONS UNDER CAPITAL LEASES,
     less current portion                                  35,180       35,476
OTHER LIABILITIES                                           1,232        1,168
MEMBER DEPOSITS                                            48,605       44,759
DEFERRED INCOME TAXES                                      15,202       15,202
MINORITY INTERESTS IN EQUITY OF SUBSIDIARY                    144          247

STOCKHOLDER'S EQUITY:
Common stock, $.01 par value, 1,000 shares authorized
     and outstanding                                           --           --
Additional paid-in capital                                197,535      197,535
Accumulated deficit                                       (29,335)     (29,344)
                                                          -------       ------
     Total stockholder's equity                           168,200      168,191
                                                          -------       ------
                                                         $622,461     $636,041
                                                          -------       ------
                                                          -------       ------

See accompanying notes to consolidated financial statements.

                             KSL RECREATION GROUP, INC.

                  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (UNAUDITED)


                                                                           FOR THE
                                                                      THREE MONTHS ENDED
                                                                           JANUARY 31,
(AMOUNTS IN THOUSANDS)                                                   1998         1997
                                                                       --------    --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                              $    9     $  1,812
Adjustments to reconcile net income to net cash provided
  by (used in) operating activities:
  Depreciation and amortization                                          8,154        6,196
  Amortization of debt issuance costs                                      240          676
  Provision for losses on trade receivables                                118         (160)
  Minority interests in loss of subsidiary                                (103)         (77)
  (Gain) loss on sales of property, net                                     (2)         163
  Changes in operating assets and liabilities, net of effects from
     Restricted cash                                                      (894)      (2,244)
     Trade receivables                                                  (3,840)      (5,356)
     Inventories                                                          (737)         (63)
     Prepaid expenses and other current assets                          (1,017)         204
     Notes receivable                                                      (81)         151
     Receivable from Parent                                                 --        1,500
     Other assets                                                         (719)        (347)
     Accounts payable                                                      737         (870)
     Accrued liabilities                                                (2,548)      (1,009)
     Accrued interest payable                                           (4,142)         263
     Deferred income, customer deposits and other                        6,470        4,737
     Other liabilities                                                      64           79
                                                                       -------       ------
        Net cash provided by (used in) operating activities              1,709        5,655

CASH FLOWS FROM INVESTING:
Purchases of property and equipment                                     (3,651)      (2,863)
Notes receivable from affiliate, net                                      (440)          --
Collections on member notes receivable                                   1,047          760
Proceeds from sales of property and equipment                               --          146
                                                                       -------       ------
        Net cash (used in) provided by investing activities             (3,044)      (1,957)


See accompanying notes to consolidated financial statements.

                          KSL RECREATION GROUP, INC.

                  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (UNAUDITED) (CONTINUED)

                                                                   FOR THE
                                                             THREE MONTHS ENDED
                                                                 JANUARY 31,
(AMOUNTS IN THOUSANDS)                                        1998         1997
                                                            --------     --------
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from debt issuance                                  $ --        $ 220
Principal payments on long-term debt and obligations
     under capital leases                                 (18,269)        (631)
Member deposits, net                                        2,758          655
Debt financing costs                                          (49)          --
                                                          -------       ------
     Net cash (used in) provided by financing activities  (15,560)         244
                                                          -------       ------
NET INCREASE (DECREASE) IN CASH AND CASH
     EQUIVALENTS                                          (16,895)       3,942

CASH AND CASH EQUIVALENTS, beginning of period             24,056        9,329
                                                          -------       ------
CASH AND CASH EQUIVALENTS, end of period                  $ 7,161     $ 13,271
                                                          -------       ------
                                                          -------       ------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
     INFORMATION:
     Interest paid                                       $ 12,355      $ 5,384
                                                          -------       ------
                                                          -------       ------
     Income taxes paid                                   $    504      $    --
                                                          -------       ------
                                                          -------       ------

NONCASH INVESTING AND FINANCING ACTIVITIES:
Obligations under capital leases                            $ 356      $ 1,277
Notes receivable issued for member deposits                 1,088          771


See accompanying notes to consolidated financial statements.

                             KSL RECREATION GROUP, INC.

                NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                    (UNAUDITED)
                               (AMOUNTS IN THOUSANDS)


NOTE 1.  ORGANIZATION AND ACCOUNTING POLICIES

     KSL Recreation Group, Inc. and subsidiaries (the Company) is engaged in the ownership and management of golf courses, private clubs, resorts and activities related thereto.

     The unaudited interim condensed consolidated financial statements presented herein have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission for reporting on Form 10-Q and do not include all of the information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles. In the opinion of management, these condensed consolidated financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the Company's consolidated financial position, results of operations and cash flows. These unaudited interim condensed consolidated financial statements should be read in conjunction with the other disclosures contained herein and with the Company's audited consolidated financial statements and notes thereto contained in the Company's Form 10-K for the year ended October 31, 1997. Operating results for interim periods are not necessarily indicative of results that may be expected for the entire fiscal year. Certain reclassifications have been made in the consolidated financial statements to conform to the 1998 presentation.

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

NOTE 2.  EARNINGS PER SHARE

     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share (EPS)," which requires the Company to disclose basic EPS and diluted EPS for all periods for which an income statement is presented. The Company has adopted this standard effective November 1, 1997. The EPS data for the current reporting and comparable periods in the prior year have been computed in accordance with SFAS No. 128 and are included in the accompanying unaudited interim condensed consolidated financial statements. There was no difference between reported EPS computed in accordance with SFAS No. 128 and amounts that were or would have been reported using the Company's previous method of accounting for EPS.

NOTE 3.  LONG-TERM DEBT

     The Company has a revolving credit line which allows maximum borrowings of $175,000. The Company's outstanding borrowings under the revolving credit line was $85,000 as of January 31, 1998. The terms of the Company's credit facility, including the revolving credit line, contain certain financial covenants. The company is in compliance with all required financial covenants at January 31, 1998.

                             KSL RECREATION GROUP, INC.

                NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              (UNAUDITED) (CONTINUED)
                               (AMOUNTS IN THOUSANDS)


NOTE 4.  SUBSEQUENT EVENTS

     On December 1, 1997, the Company, through a subsidiary, entered into an agreement to purchase the assets of Silver Spring Country Club (Silver Spring), a 36-hole golf facility in Menomonee Falls, Wisconsin, for approximately $9,000. The acquisition transaction was completed in February 1998 and will be accounted for using the purchase method of accounting. The purchase price was financed under the revolving credit portion of the Company's credit facility.

     In March 1998, the Company entered into an agreement to acquire the assets and certain liabilities of a resort facility for approximately $90,000. The acquisition, if successfully completed, will be accounted for using the purchase method of accounting. It is anticipated that the purchase price would be financed under the revolving credit portion of the Company's credit facility.

     In March 1998, the Company entered into an agreement to purchase the assets of an 18-hole golf facility in Fredricksburg, Virginia, for approximately $5,600. The acquisition, if successfully completed, will be accounted for using the purchase method of accounting. The Company currently plans to assume debt of approximately $3,300, with the remainder of the purchase price of approximately $2,300 to be financed under the revolving credit portion of the Company's credit facility.

                             KSL RECREATION GROUP, INC.

                   ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
                  OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                               (amounts in thousands)


     THREE MONTHS ENDED JANUARY 31, 1998 (1998 FIRST QUARTER) AS COMPARED TO THE THREE MONTHS ENDED JANUARY 31, 1997 (1997 FIRST QUARTER).

     REVENUES - Revenues increased by $11,053, or 20.3% from $54,549 in the 1997 First Quarter to $65,602 in the 1998 First Quarter. Approximately 60% of this increase, or $6,698 was attributable to the acquisition of Grand Traverse Resort and the sublease of Lake Lanier Islands (referred to collectively as the Additions). Additionally, increased average daily rates resulted in increased rooms revenues. Approximately 80% of the increase in both food and beverage and other revenue was also attributable to the Additions. Golf fees increased by 10.5% from the 1997 First Quarter to the 1998 First Quarter.

     EXPENSES OF OPERATIONS - Expenses of operations increased by $13,369 or 30% from $44,503 in the 1997 First Quarter to $57,872 in the 1998 First Quarter. Approximately 70% of this increase, or $9,485 was due to the Additions. Depreciation and amortization associated with the Additions totaled $1,521. Due to increased corporate support of the Additions, and increased corporate resources in the treasury, membership and retail functions focused on operations, the corporate fee increased by $1,152 from the 1997 First Quarter.

     NET INTEREST EXPENSE - Net interest expense decreased by $358, or 4.4% from $8,182 in the 1997 First Quarter to $7,824 in the 1998 First Quarter. This was primarily due to an increase in interest income as a result of a loan of approximately $20,800 made to an affiliate in April 1997, offset by a $174 increase in interest expense which was the net result of lower non-lease Company debt at lower rates and higher lease debt from the Lake Lanier sublease.

     NET INCOME - Net income decreased by $1,803, from $1,812 in the 1997 First Quarter to $9 in the 1998 First Quarter as a result of the factors discussed above. Excluding the Additions, net income increased in the 1998 First Quarter by $2,932 or 162%; that increase was offset by a decrease in net income of $4,735, attributable to the Additions, for which the First Quarter is off-season.

LIQUIDITY AND CAPITAL RESOURCES

     During the 1998 First Quarter, cash flow provided by operating activities was $1,709 compared to $5,655 for the 1997 First Quarter. This decrease in the 1998 First Quarter was primarily due to the scheduled six month interest payment on the Senior Note portion of the Company's debt issued in April 1997. During the 1998 First Quarter, cash flow used in investing activities aggregated to $3,044 as compared to cash used in investing activities of $1,957 for the 1997 First Quarter. This change in cash flows from investing activities was primarily due to an increase in capital expenditures of $788 and an increase in notes receivable of $440 from an affiliate. Cash used in financing activities was $15,560 in the 1998 First Quarter compared to cash provided by financing activities of $244 in the 1997 First Quarter. This change in cash flows from financing activities was due primarily to principal payments on the revolving credit line of $17,500, partially offset by an increase in net member deposits of $2,103.

                           KSL RECREATION GROUP, INC.


                       MANAGEMENT'S DISCUSSION AND ANALYSIS
                  OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                     (CONTINUED)
                               (AMOUNTS IN THOUSANDS)

LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)

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

OTHER MATTERS

     The Company relies heavily on computer technology throughout its businesses to effectively carry out its day-to-day operations. As the millennium approaches, the Company is assessing all of its computer systems to ensure that they are "Year 2000"-compliant. In this process, the Company expects to both replace some systems and upgrade others which are not Year 2000-compliant, in order to meet its internal needs and those of its customers. The Company expects its Year 2000 project to be completed on a timely basis. However, there can be no assurance that the systems of other companies on which the Company may rely also will be timely converted or that such failure to convert by another company would not have an adverse effect on the Company's systems. Costs related to this project will continue through calendar 1999. These costs are difficult to estimate accurately and they will not necessarily be incremental. The Company's stated expectations regarding its Year 2000 project constitute forward-looking statements. Actual results could differ materially from the Company's expectations due to unanticipated technological difficulties, project vendor delays and project vendor cost overruns. Reference is also made to the safe harbor statement below.

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

                      PART II. OTHER INFORMATION


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     By unanimous consent of the shareholders in lieu of annual meeting dated November 1, 1997, the sole shareholder of the Company, KSL Recreation Corporation, re-elected the following directors of the Company to serve until the next annual election of directors and until his or her successor is elected and qualified, or until his or her earlier death, resignation, retirement, disqualification or removal:

               Henry R. Kravis               George R. Roberts
               Paul E. Raether               Michael T. Tokarz
               Scott M. Stuart               Alexander Navab, Jr.
               Michael S. Shannon            Larry E. Lichliter

     No other matters were submitted to a vote of security holders of the Company during the quarterly period ended January 31, 1998.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

     27.  Financial Data Schedule for the period ended January 31, 1998

                                     SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                             KSL RECREATION GROUP, INC.



Dated:  March 16, 1998       By:      /s/ John K. Saer, Jr.
                                 ---------------------------------------
                                 Vice President, Chief Financial Officer
                                 and Treasurer