Form 10-Q
period 1998-04-30
KSL RECREATION GROUP INC
filed 1998-06-15
CIK 1041878

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

(Mark One)

/X/ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended April 30, 1998.

                                      OR

/ / Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from ________ to ________.

                       Commission File Number 333-31025

                          KSL RECREATION GROUP, INC.
            (Exact name of Registrant as specified in its charter)


                 Delaware                               33-0747103
     -------------------------------             ------------------------
     (State or other jurisdiction of             (IRS Employer ID Number)
     incorporation or organization)


          56-140 PGA Boulevard
         La Quinta, California                             92253
 ----------------------------------------                ----------
 (Address of principal executive offices)                (Zip Code)


                                 760/564-1088
             ----------------------------------------------------
             (Registrant's telephone number, including area code)

                                      N/A
     --------------------------------------------------------------------
     (Former name, address and fiscal year, if changed since last report)

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

              Shares outstanding of the Registrant's common stock
                              as of June 12, 1998
                                     1,000

                                     Class
                         Common Stock, $0.01 par value

                           KSL RECREATION GROUP, INC.


INDEX
--------------------------------------------------------------------------------

                                                                            Page

                        PART I.  FINANCIAL INFORMATION
Item 1. Financial Statements (unaudited)
   Condensed consolidated statements of operations for the three and six months ended April 30, 1998 and 1997 . . . . . . . . . . . . . . . .  3
   Condensed consolidated balance sheets, April 30, 1998 and October 31,
     1997 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  5
   Condensed consolidated statements of cash flows for the six months ended April 30, 1998 and 1997. . . . . . . . . . . . . . . . . . . . . .  7
   Notes to condensed consolidated financial statements . . . . . . . . . . .  9

Item 2. Management's discussion and analysis of financial condition and results of operations . . . . . . . . . . . . . . . . . . . . . . . . 12

                          PART II.  OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders . . . . . . . . . 16

Item 6. Exhibits and Reports on Form 8-K. . . . . . . . . . . . . . . . . . . 16

Signatures. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 17

                          KSL RECREATION GROUP, INC.

                         PART I. FINANCIAL INFORMATION
                         ITEM 1. FINANCIAL STATEMENTS

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                        FOR THE                       FOR THE
                                                   THREE MONTHS ENDED             SIX MONTHS ENDED
(AMOUNTS IN THOUSANDS,                                  APRIL 30,                     APRIL 30,
EXCEPT PER SHARE DATA)                            1998           1997           1998           1997
                                               ---------      ---------      ---------      ---------
REVENUES:
Rooms                                          $  25,723      $  21,095      $  44,803      $  35,987
Food and beverage                                 19,836         15,903         36,123         29,679
Golf fees                                         15,202         13,908         25,782         23,480
Dues and fees                                      6,891          6,096         13,270         12,178
Other                                             16,977         13,562         30,253         23,789
                                               ---------      ---------      ---------      ---------
 Total revenues                                   84,629         70,564        150,231        125,113

EXPENSES:
Payroll and benefits                              23,863         18,034         46,198         35,326
Other expenses                                    28,599         23,682         54,017         43,884
Depreciation and amortization                      8,506          6,758         16,660         12,954
Corporate fee                                      1,951            812          3,916          1,625
                                               ---------      ---------      ---------      ---------
 Total expenses                                   62,919         49,286        120,791         93,789
                                               ---------      ---------      ---------      ---------
INCOME FROM OPERATIONS                            21,710         21,278         29,440         31,324

OTHER INCOME (EXPENSE):
Interest income                                      670            149          1,299            246
Interest expense                                  (8,451)        (7,572)       (16,904)       (15,851)
                                               ---------      ---------      ---------      ---------
 Other expense, net                               (7,781)        (7,423)       (15,605)       (15,605)

See accompanying notes to consolidated financial statements.

                          KSL RECREATION GROUP, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                            (UNAUDITED) (CONTINUED)

                                                                FOR THE                       FOR THE
                                                           THREE MONTHS ENDED              SIX MONTHS ENDED
(AMOUNTS IN THOUSANDS,                                          APRIL 30,                     APRIL 30,
EXCEPT PER SHARE DATA)                                     1998           1997           1998           1997
                                                        ---------      ---------      ---------      ---------
INCOME BEFORE MINORITY
 INTEREST, INCOME TAXES AND
 EXTRAORDINARY ITEM                                     $  13,929      $  13,855      $  13,835      $  15,719

MINORITY INTERESTS IN LOSS OF SUBSIDIARY                       46            105            149            182
                                                        ---------      ---------      ---------      ---------
INCOME BEFORE INCOME TAXES AND
 EXTRAORDINARY ITEM                                        13,975         13,960         13,984         15,901

INCOME TAX EXPENSE                                              5          2,066              5          2,195
                                                        ---------      ---------      ---------      ---------
INCOME BEFORE EXTRAORDINARY ITEM                           13,970         11,894         13,979         13,706

EXTRAORDINARY LOSS ON EARLY
  EXTINGUISHMENT OF DEBT, net of income
  tax benefit of ($2,007) in 1997                                          3,138                         3,138
                                                        ---------      ---------      ---------      ---------

NET INCOME                                              $  13,970       $  8,756      $  13,979      $  10,568
                                                        ---------      ---------      ---------      ---------
                                                        ---------      ---------      ---------      ---------
BASIC AND DILUTED EARNINGS PER SHARE:
  Before extraordinary item                             $  13,970      $  11,894      $  13,979      $  13,706
  Extraordinary loss                                                       3,138                         3,138
                                                        ---------      ---------      ---------      ---------
TOTAL BASIC AND DILUTED EARNINGS PER
  SHARE                                                 $  13,970      $   8,756      $  13,979      $  10,568
                                                        ---------      ---------      ---------      ---------
                                                        ---------      ---------      ---------      ---------
WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES                                             1,000          1,000          1,000          1,000
                                                        ---------      ---------      ---------      ---------
                                                        ---------      ---------      ---------      ---------


See accompanying notes to consolidated financial statements.

                           KSL RECREATION GROUP, INC.

                       CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)


(AMOUNTS IN THOUSANDS,                                   APRIL 30,    OCTOBER 31,
EXCEPT PER SHARE DATA)                                     1998           1997
                                                        ---------      ---------
ASSETS

CURRENT ASSETS:
Cash and cash equivalents                               $   2,043      $  24,056
Restricted cash                                             1,098          1,790
Trade receivables, net of allowance for doubtful
  receivables of $817 and $722, respectively               25,571         14,185
Inventories                                                 9,315          7,383
Current portion of notes receivable                         3,535          1,946
Prepaid expenses and other current assets                   5,515          3,865
                                                        ---------      ---------
    Total current assets                                   47,077         53,225

PROPERTY AND EQUIPMENT, net of accumulated
  depreciation of $79,486 and $66,847, respectively       506,191        431,436
NOTE RECEIVABLE FROM AFFILIATE                             22,526         21,653
NOTES RECEIVABLE, less current portion                      5,573          5,177
RESTRICTED CASH, less current portion                         101            101
EXCESS OF COST OVER NET ASSETS OF
  ACQUIRED ENTITIES, net of accumulated
    amortization of $15,915 and $13,756, respectively     114,266         90,343
OTHER ASSETS, net                                          33,477         34,106
                                                        ---------      ---------
                                                        $ 729,211      $ 636,041
                                                        ---------      ---------
                                                        ---------      ---------


See accompanying notes to consolidated financial statements.

                           KSL RECREATION GROUP, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                            (UNAUDITED) (CONTINUED)


(AMOUNTS IN THOUSANDS,                                   APRIL 30,    OCTOBER 31,
EXCEPT PER SHARE DATA)                                     1998           1997
                                                         ---------    -----------
LIABILITIES AND STOCKHOLDER'S EQUITY
CURRENT LIABILITIES:
Accounts payable                                         $  6,724       $  6,948
Accrued liabilities                                        16,945         16,899
Accrued interest payable                                    2,680         10,149
Current portion of long-term debt                           1,042          1,000
Current portion of obligations under capital leases         2,908          3,044
Deferred income, customer deposits and other               10,952          6,458
                                                         --------       --------
    Total current liabilities                              41,251         44,498

LONG-TERM DEBT, less current portion                      399,719        326,500
OBLIGATIONS UNDER CAPITAL LEASES,
  less current portion                                     35,177         35,476
OTHER LIABILITIES                                           1,286          1,168
MEMBER DEPOSITS                                            54,308         44,759
DEFERRED INCOME TAXES                                      15,202         15,202
MINORITY INTERESTS IN EQUITY OF SUBSIDIARY                     98            247

STOCKHOLDER'S EQUITY:
Common stock, $.01 par value, 1,000 shares authorized
  and outstanding                                              --             --
Additional paid-in capital                                197,535        197,535
Accumulated deficit                                       (15,365)       (29,344)
                                                         --------       --------
    Total stockholder's equity                            182,170        168,191
                                                         --------       --------
                                                         $729,211       $636,041
                                                         --------       --------
                                                         --------       --------


See accompanying notes to consolidated financial statements.

                          KSL RECREATION GROUP, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                                FOR THE
                                                                           SIX MONTHS ENDED
                                                                               APRIL 30,
(AMOUNTS IN THOUSANDS)                                                   1998            1997
                                                                       ---------       --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                             $  13,979       $ 10,568
Adjustments to reconcile net income to net cash provided by
  operating activities:
  Depreciation and amortization                                           16,660         12,954
  Extraordinary loss on early extinguishment of debt                          --          5,145
  Amortization of debt issuance costs                                        475          1,247
  Provision for losses on trade receivables                                   95           (116)
  Provision for losses on notes receivables                                   40             --
  Minority interests in loss of subsidiary                                  (149)          (182)
  Loss on sales of property, net                                               3            187
  Changes in operating assets and liabilities, net of effects from investments in subsidiaries:
    Restricted cash                                                          693          9,419
    Trade receivables                                                    (11,232)        (9,241)
    Inventories                                                             (997)            74
    Prepaid expenses and other current assets                             (1,602)        (1,017)
    Notes receivable                                                         (74)           234
    Other assets                                                            (251)          (275)
    Receivable from parent                                                    --         43,885
    Receivable from affiliates                                                --          2,882
    Accounts payable                                                        (224)        (1,445)
    Accrued liabilities                                                   (1,090)         2,473
    Accrued interest payable                                              (7,469)        (2,714)
    Deferred income, customer deposits and other current liabilities       3,920          1,164
    Other liabilities                                                        118            143
                                                                       ---------       --------
      Net cash provided by operating activities                           12,895         75,385

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in subsidiary, net of cash acquired                           (87,673)            --
Acquisition of golf course facilities                                    (11,479)            --
Purchases of property and equipment                                      (10,726)        (3,732)
Collections on member notes receivable                                     2,190          1,546
Notes receivable from affiliate, net                                        (873)       (20,800)
Investment in partnerships                                                    --           (515)
Proceeds from sale of investment in partnership                               --          1,621
Proceeds from sales of property and equipment                                 --            174
                                                                       ---------       --------
      Net cash used in investing activities                             (108,561)       (21,706)


See accompanying notes to consolidated financial statements.

                          KSL RECREATION GROUP, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (UNAUDITED) (CONTINUED)

                                                               FOR THE
                                                           SIX MONTHS ENDED
                                                               APRIL 30,
(AMOUNTS IN THOUSANDS)                                     1998          1997
                                                         --------      ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from debt issuance                              $ 71,000      $ 300,362
Principal payments on long-term debt and obligations
  under capital leases                                     (2,419)      (266,730)
Debt financing costs                                         (336)       (10,606)
Member deposits, net                                        5,408          2,047
Capital distributions and dividends to parent                  --        (60,199)
Proceeds from capital contributions                            --          9,000
                                                         --------      ---------
    Net cash provided by (used in) financing activities    73,653        (26,126)
                                                         --------      ---------
NET (DECREASE) INCREASE IN CASH AND CASH
  EQUIVALENTS                                             (22,013)        27,553

CASH AND CASH EQUIVALENTS, beginning of period             24,056          9,329
                                                         --------      ---------
CASH AND CASH EQUIVALENTS, end of period                 $  2,043      $  36,882
                                                         --------      ---------
                                                         --------      ---------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
  INFORMATION:
  Interest paid                                          $ 24,373      $  17,230
                                                         --------      ---------
                                                         --------      ---------
  Income taxes paid                                      $    504      $     424
                                                         --------      ---------
                                                         --------      ---------
NONCASH INVESTING AND FINANCING ACTIVITIES:
Obligations under capital leases                         $    982      $   3,539
Notes receivable issued for member deposits                 4,141          2,848
Assumption of debt on golf course facility acquisition      3,261             --
Note receivable issued from sale of assets                     --            211
Dividend to parent of investments in partnerships              --          2,155


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

NOTE 2.  EARNINGS PER SHARE

     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share
(EPS)", which requires the Company to disclose basic EPS and diluted EPS for all periods for which an income statement is presented. The Company has adopted this standard effective November 1, 1997. The EPS data for the current reporting and comparable periods in the prior year have been computed in accordance with SFAS No. 128 and are included in the accompanying unaudited interim condensed consolidated financial statements. There was no difference between reported EPS computed in accordance with SFAS No. 128 and amounts that were or would have been reported using the Company's previous method of accounting for EPS.


NOTE 3.  ACQUISITION

     On April 21, 1998, the Company, through a wholly owned subsidiary, acquired substantially all the assets and certain liabilities of the Claremont Resort and Spa, a 279 room luxury hotel and spa located in Oakland, California for approximately $88,000. The purchase was financed under the revolving credit portion of the Company's credit facility (see Note 4) and has been accounted for using the purchase method of accounting. Accordingly, the operating results of the Claremont have been included in the Company's consolidated financial statements since acquisition. The Company acquired assets at fair value of approximately $64,700, net of assumed liabilities of approximately $1,700. The excess of the aggregate purchase price over the fair value of the net assets acquired of approximately $25,000 is being amortized over 30 years.

                         KSL RECREATION GROUP, INC.

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)
                             (AMOUNTS IN THOUSANDS)


     The following are the Company's unaudited proforma consolidated results of operations for the six months ended April 30 which assume the Claremont transaction occurred as of November 1, 1996:


       (In thousands, except share data)
                                                          1998          1997
                                                        --------      --------
       Revenues                                         $165,328      $139,270
       Income before extraordinary item                   10,933        10,977
       Net income                                         10,933         7,839
       Net earnings per share                             10,933         7,839

     The unaudited proforma results do not necessarily represent results which would have occurred if the acquisition had taken place as of the beginning of the fiscal periods presented, nor do they purport to be indicative of the results that will be obtained in the future.

     Also, in the quarter ended April 30, 1998 the Company acquired, in separate transactions, two golf course facilities for an aggregate purchase price of approximately $14,800, including the assumption of certain liabilities of approximately $3,300. The acquisitions were financed under the revolving credit portion of the Company's credit facility and have been accounted for using the purchase method of accounting. Accordingly, the operating results of the two facilities have been included in the Company's consolidated financial statements since acquisition. The proforma results of operations of these two facilities were not material to the Company.

NOTE 4.  LONG-TERM DEBT

     On April 20, 1998, the Company entered into an Amended and Restated Credit Agreement which provided for a $100,000 increase in the revolving loan capacity thus increasing the total revolving loan capacity to $275,000. The term loan amount of $100,000 and its associated repayment schedule remains
unchanged.   Outstanding borrowings under the revolving credit line were
$173,500 as of April 30, 1998. The terms of the Company's credit facility, including the revolving credit line, contain certain financial covenants. The Company is in compliance with all required financial covenants at April 30, 1998.

NOTE 5.  RELATED PARTY TRANSACTION

     Effective April 1, 1998, a wholly owned subsidiary of the Company, KSL Desert Resorts, Inc. ("Desert Resorts"), entered into a management agreement with an unconsolidated affiliate, KSL Land II Corporation ("Land"), whereby Land will provide development services for the entitlement, subdivision, construction, marketing, and sale of approximately 97 single family detached units on approximately eleven acres of real estate currently owned by Desert Resorts. The development site is adjacent to the Desert Resorts' La Quinta Resort & Club. The contractor and project management fees for these services are calculated as 6.0% of the Project Sales Revenues, as defined, and are expected to total approximately $3,400. Also, Land is to be paid by Desert Resorts a marketing fee in an amount equal to 2.75% of the Project Sales Revenues. Such marketing fee will be used by Land primarily to pay marketing, sales and promotional expenses to third parties. The project is expected to have an eighteen-month build out ending in fiscal 1999.

                         KSL RECREATION GROUP, INC.

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)
                             (AMOUNTS IN THOUSANDS)


NOTE 6.  SUBSEQUENT EVENT

      On May 29, 1998, KSL Hotel Corp. ("Doral"), a wholly-owned indirect subsidiary of the Company and owner of Doral Golf Resort and Spa, entered into a non-binding letter of intent for the sale, development, construction and marketing of interval ownership units on approximately ten acres of real property currently being utilized by Doral as a golf course. If a definitive agreement is reached, the sales price for the real estate would be $9,500, and the transaction would be expected to close no earlier than December 1998, subject to due diligence review and obtaining certain land use approvals.

                         KSL RECREATION GROUP, INC.

               ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                            (AMOUNTS IN THOUSANDS)


          THREE MONTHS ENDED APRIL 30, 1998 (1998 SECOND QUARTER) AS COMPARED TO THE THREE MONTHS ENDED APRIL 30, 1997 (1997 SECOND QUARTER).

     REVENUES - Revenues increased by $14,065 or 19.9% from $70,564 in the 1997 Second Quarter to $84,629 in the 1998 Second Quarter. Approximately 52.4% of this increase, or $7,369 was attributable to the acquisition of Grand Traverse Resort and the sublease of Lake Lanier Islands (referred to collectively as the Additions) which occurred subsequent to the 1997 Second Quarter. Excluding the effect of the Additions for which the Second Quarter is off-season, revenues increased 9.5% from the 1997 Second Quarter to the 1998 Second Quarter. For the company as a whole, room revenue increased by 21.9%, of which 63.9% was attributable to the Additions with the remainder resulting from increased average daily rates. Approximately 55.5% of the increase in food and beverage and 50.2% of the increase in other revenue was also due to the Additions. Golf fees increased by 9.3% from the 1997 Second Quarter to the 1998 Second Quarter due to increases in both paid rounds and green fee rates.

     EXPENSES - Expenses of operations increased by $13,633 or 27.7% from $49,286 in the 1997 Second Quarter to $62,919 in the 1998 Second Quarter. Approximately 73.1% of this increase, or $9,962 was due to the Additions. Excluding the effect of the Additions, expenses of operations increased 7.4% from the Second Quarter of 1997 to the Second Quarter of 1998. Depreciation and amortization associated with the Additions totaled $1,633. Due to increased corporate support of the Additions, and increased corporate resources focused on operations in treasury, membership and retail functions, the corporate fee increased by $1,139 from the 1997 Second Quarter.

     NET INCOME - Net income increased by $5,214 from $8,756 in the 1997 Second Quarter to $13,970 in the 1998 Second Quarter as a result of the factors discussed above. Additionally, the Company incurred in the 1997 Second Quarter an extraordinary loss of $3,138, net of income tax benefit of $2,007, due to the extinguishment of debt consisting of prepayment penalties and financing costs associated with the previous borrowings that were refinanced in April 1997. Excluding the Additions, net income increased in the 1998 Second Quarter by $9,742 or 111.1%; that increase was offset by a decrease in net income of $4,542, attributable to the Additions, for which the Second Quarter is off-season.

     ADJUSTED EBITDA - Adjusted EBITDA increased by $3,689, or 12.1% from $30,421 in the 1997 Second Quarter to $34,110 in the 1998 Second Quarter. This increase was primarily attributable to the above factors and an increase in Net Membership Deposits of $1,615 from $2,178 in the 1997 Second Quarter to $3,793 in the 1998 Second Quarter. Excluding the Additions, for which the Second Quarter is off-season, Adjusted EBITDA increased in the 1998 Second Quarter by $4,591, or 15.3%.

                          KSL RECREATION  GROUP, INC.

                 ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                              (AMOUNTS IN THOUSANDS)


     SIX MONTHS ENDED APRIL 30, 1998 (1998 SIX MONTHS) AS COMPARED TO THE SIX MONTHS ENDED APRIL 30, 1997 (1997 SIX MONTHS).

     REVENUES - Revenues increased by $25,118 or 20.1% from $125,113 in the 1997 Six Months to $150,231 in the 1998 Six Months. Approximately 56.0% of this increase, or $14,067 was attributable to the Additions. Excluding the effect of the Additions, for which the six months was off-season, revenues increased 8.8% from the 1997 Six Months to the 1998 Six Months. Approximately 59.1% of the room revenue increase was from the Additions with the remainder resulting from increased average daily rates. Approximately 66.5% of the increase in food and beverage and 58.1% of the increase in other revenue was also attributable to the Additions. Golf fees increased by 9.8% from the 1997 Six Months to the 1998 Six Months due to increases in both paid rounds and green fee rates.

     EXPENSES - Expenses of operations increased by $27,002 or 28.8% from $93,789 in the 1997 Six Months to $120,791 in the 1998 Six Months. Approximately 72% of this increase, or $19,449 was due to the Additions. Excluding the effect of the Additions, for which the Six Months are the off-season, expenses of operations increased 8.1% from the 1997 Six Months to the 1998 Six Months, reflecting a higher volume of business. Depreciation and amortization associated with the Additions totaled $3,156. Due to increased corporate support of the Additions, and increased corporate resources focused on operations in treasury, membership and retail functions, the corporate fee increased by $2,291 from the 1997 Six Months.

     NET INCOME - Net income increased by $3,411, from $10,568 in the 1997 Six Months to $13,979 in the 1998 Six Months as a result of the factors discussed above. Additionally, the Company incurred in the 1997 Six Months an extraordinary loss of $3,138, net of income tax benefit of $2,007, due to a loss on extinguishment of debt consisting of prepayment penalties and financing costs associated with the previous borrowings that were refinanced in April 1997. Excluding the Additions, net income increased in the 1998 Six Months by $12,565 or 118.9%; that increase was offset by a decrease in net income of $9,154, attributable to the Additions, for which the Six Months is off-season.

     ADJUSTED EBITDA - Adjusted EBITDA increased by $5,654, or 11.7% from $48,383 in the 1997 Six Months to $54,037 in the 1998 Six Months. This increase was primarily attributable to the above factors, and an increase in Net Membership Deposits of $4,004 from $3,593 in the 1997 Six Months to $7,597 in the 1998 Six Months. Excluding the Additions, for which the Six Months is off-season, Adjusted EBITDA increased in the 1998 Six Months by $7,621, or 16.1%.

     The foregoing discussion includes comparative financial information on the Company's Adjusted EBITDA, which is defined as net income before income tax expense (benefit), net interest expense, depreciation and amortization, extraordinary items and certain non-cash items, plus Net Membership Deposits. Net Membership Deposits is defined as the amount of refundable membership deposits paid by new and upgraded resort club members and by existing members who have converted to new membership plans, in cash, plus principal payments in cash received on notes in respect thereof, minus the amount of any refunds paid in cash with respect to such deposits. Information regarding Adjusted EBITDA has been provided because the Company believes that it assists in understanding the Company's operating results. The Company views cash flow from membership sales as an important component of operating cash flow measure, as membership sales are recurring in nature as the club builds its membership and replaces the natural turnover.

                         KSL RECREATION GROUP, INC.

                 ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                            (AMOUNTS IN THOUSANDS)


     Adjusted EBITDA should not be construed as an indicator of the Company's operating performance or as an alternative to operating income as determined in accordance with Generally Accepted Accounting Principles ("GAAP"). Additionally, Adjusted EBITDA should not be construed by investors as a measure of the Company's liquidity or ability to meet all cash needs or as an alternative to cash flows from operating, investing and financing activities as determined in accordance with GAAP, nor should Adjusted EBITDA be construed by investors as an alternative to any other determination under GAAP.

LIQUIDITY AND CAPITAL RESOURCES

     During the 1998 Six Months, cash flow provided by operating activities was $12,895, compared to $75,385 for the 1997 Six Months. This decrease was primarily due to a number of transactions completed in conjunction with the refinancing of the Company in 1997, including the settlement of receivables due from Parent and its affiliates of $46,767, the release of restricted cash to operating cash of $9,419 and a $4,755 change in accrued interest payable. During the 1998 Six Months, cash flow used in investing activities aggregated $108,561 as compared to cash used in investing activities of $21,706 for the 1997 Six Months. This change in cash flows from investing activities was primarily due to: the acquisition of the Claremont Resort and Spa for approximately $88,000 (see Note 3 of notes to condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report); the acquisition of two golf course facilities in the 1998 Six Months for approximately $11,500 and related assumption of approximately $3,300 in debt; and the advance to an unconsolidated affiliate of $20,800 in the 1997 Six Months. Cash provided by financing activities was $73,653 in the 1998 Six Months compared to cash used in financing activities of $26,126 in the 1997 Six Months. This change is attributable to approximately $35,000 increase in principal amounts on net debt and leases, period to period, and $10,606 of debt refinancing costs and $51,199 of dividends and net capital contributions, both occurring in the 1997 Six Months. Also, see Note 4 of notes to condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report.

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

                         KSL RECREATION GROUP, INC.

                 ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                            (AMOUNTS IN THOUSANDS)


OTHER MATTERS

     The Company relies heavily on computer technology throughout its businesses to effectively carry out its day-to-day operations. As the millennium approaches, the Company is assessing all of its computer systems to ensure that they are "Year 2000"-compliant. In this process, the Company expects to both replace some systems and upgrade others, which are not Year 2000-compliant, in order to meet its internal needs and those of its customers. The Company expects its Year 2000 project to be completed on a timely basis. However, there can be no assurance that the systems of other companies on which the Company may rely also will be timely converted or that such failure to convert by another company would not have an adverse effect on the Company's systems. Costs related to this project will continue through calendar 1999. These costs are difficult to estimate accurately and they will not necessarily be incremental. The Company's stated expectations regarding its Year 2000 project constitute forward-looking statements. Actual results could differ materially from the Company's expectations due to unanticipated technological difficulties, project vendor delays and project vendor cost overruns. Reference is also made to the safe harbor statement below.

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

                          PART II. OTHER INFORMATION




ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


     No matters were submitted to a vote of security holders of the Company during the quarterly period ended April 30, 1998.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

     27. (a)  Financial Data  Schedule for the period ended April 30, 1998

     27. (b) Restated Financial Schedule for the fiscal year ended October 31, 1997 and the period ended July 31, 1997.

     (b) Reports on Form 8-K

     On or about May 3,1998, a current report on Form 8-K dated April 20, 1998 was filed reporting the acquisition of substantially all the assets and certain liabilities of the Claremont Resort & Spa pursuant to an Agreement of Purchase and Sale between Claremont Hotel, LLC, a Delaware limited liability company, and Harsch Investment Corp., an Oregon corporation (the sellers) and the Company, dated March 5, 1998, and as amended April 6 and April 20, 1998. The acquisition closed on April 21, 1998.

                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                             KSL RECREATION GROUP, INC.



Dated:  June 15, 1998                  By:       /s/ John K. Saer, Jr.
                                           --------------------------------
                                           Vice President, Chief Financial
                                           Officer and Treasurer