Form 10-Q
period 1998-07-31
KSL RECREATION GROUP INC
filed 1998-09-14
CIK 1041878

-------------------------------------------------------------------------------

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

 X    Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
---   Exchange Act of 1934 For the quarterly period ended July 31, 1998 .

                                       OR

      Transition Report Pursuant to Section 13 or 15(d) of the Securities
---   Exchange Act of 1934 For the transition period from _____ to _____.

                        Commission File Number 333-31025

                           KSL RECREATION GROUP, INC.
             (Exact name of Registrant as specified in its charter)

              Delaware                                       33-0747103
              --------                                       ----------
   (State or other jurisdiction of                  (IRS Employer ID Number)
   incorporation or organization)

           56-140 PGA Boulevard
           La Quinta, California                               92253
  ----------------------------------------                   ----------
  (Address of principal executive offices)                   (Zip Code)

                                  760/564-1088
                                  ------------
              (Registrant's telephone number, including area code)

                                       N/A
                                  ------------
      (Former name, address and fiscal year, if changed since last report)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes X , No   .
                                      ---    ---

               Shares outstanding of the Registrant's common stock
                            as of September 11, 1998
                                      1,000

                                      Class
                          Common Stock, $0.01 par value

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                           KSL RECREATION GROUP, INC.

INDEX
-----------------------------------------------------------------------------------------------------------------------------
                                                                                                                         Page
                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements (unaudited)
   Condensed consolidated statements of operations for the three and nine months ended July 31, 1998 and 1997...............3
   Condensed consolidated balance sheets, July 31, 1998 and October 31, 1997................................................5
   Condensed consolidated statements of cash flows for the nine months ended July 31, 1998 and 1997.........................7
   Notes to condensed consolidated financial statements.....................................................................9

Item 2.  Management's discussion and analysis of financial condition and results of operations.............................11

                           PART II. OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders...............................................................15

Item 6.  Exhibits and Reports on Form 8-K..................................................................................15

Signatures.................................................................................................................16

                           KSL RECREATION GROUP, INC.

                          PART I. FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                 FOR THE                              FOR THE
                                                            THREE MONTHS ENDED                   NINE MONTHS ENDED
(AMOUNTS IN THOUSANDS,                                            JULY 31,                            JULY 31,
EXCEPT PER SHARE DATA)                                     1998            1997                 1998           1997
                                                        ---------       ---------            ---------      ---------
REVENUES:
Rooms                                                   $  18,670       $   8,770            $  63,473      $  44,757
Food and beverage                                          19,103          10,143               55,226         39,822
Golf fees                                                  12,498           9,765               38,280         33,245
Dues and fees                                               7,796           6,373               21,066         18,551
Other                                                      16,357           8,478               46,610         32,267
                                                        ---------       ---------            ---------      ---------

     Total revenues                                        74,424          43,529              224,655        168,642

EXPENSES:
Payroll and benefits                                       26,936          16,773               73,134         52,099
Other expenses                                             27,978          18,938               81,995         62,822
Depreciation and amortization                               9,763           6,500               26,423         19,454
Corporate fee                                               2,465           1,372                6,381          2,997
                                                        ---------       ---------            ---------      ---------

     Total expenses                                        67,142          43,583              187,933        137,372
                                                        ---------       ---------            ---------      ---------

INCOME (LOSS) FROM OPERATIONS                               7,282             (54)              36,722         31,270

OTHER INCOME (EXPENSE):
Interest income                                               609             750                1,908            996
Interest expense                                           (9,615)         (7,394)             (26,519)       (23,245)
                                                        ----------      ----------           ---------      ----------

     Other expense, net                                    (9,006)         (6,644)             (24,611)       (22,249)

See accompanying notes to consolidated financial statements.

                                           KSL RECREATION GROUP, INC.

                                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                             (UNAUDITED) (CONTINUED)

                                                                 FOR THE                              FOR THE
                                                            THREE MONTHS ENDED                   NINE MONTHS ENDED
(AMOUNTS IN THOUSANDS,                                           JULY 31,                            JULY 31,
EXCEPT PER SHARE DATA)                                     1998            1997                 1998           1997
                                                        ----------      ----------           ---------      ---------
INCOME (LOSS) BEFORE MINORITY
 INTEREST, INCOME TAXES AND
 EXTRAORDINARY ITEM                                     $  (1,724)      $  (6,698)           $  12,111      $   9,021

MINORITY INTERESTS IN (INCOME) LOSS
  OF SUBSIDIARY                                               (46)            (45)                 103            137
                                                        ----------      ----------           ---------      ---------

INCOME (LOSS) BEFORE INCOME TAXES
 AND EXTRAORDINARY ITEM                                    (1,770)         (6,743)              12,214          9,158

 INCOME TAX (EXPENSE)                                         (70)            (28)                 (75)        (2,223)
                                                        ----------      ----------           ----------     ----------

INCOME (LOSS) BEFORE EXTRAORDINARY
  ITEM                                                     (1,840)         (6,771)              12,139          6,935

EXTRAORDINARY LOSS ON EARLY
  EXTINGUISHMENT OF DEBT, net of income
  tax benefit of ($2,007) in 1997                                             (31)                             (3,169)
                                                        ---------       ----------           ---------      ----------

NET INCOME (LOSS)                                       $  (1,840)      $  (6,802)           $  12,139      $   3,766
                                                        ---------       ----------           ---------      ----------
                                                        ---------       ----------           ---------      ----------

BASIC AND DILUTED EARNINGS (LOSS) PER
  SHARE:

  Before extraordinary item                             $  (1,840)      $  (6,771)           $  12,139      $   6,935
  Extraordinary loss                                                          (31)                             (3,169)
                                                        ---------       ----------           ---------      ----------

TOTAL BASIC AND DILUTED EARNINGS
   (LOSS) PER SHARE                                     $  (1,840)      $  (6,802)           $  12,139      $   3,766
                                                        ---------       ----------           ---------      ----------
                                                        ---------       ----------           ---------      ----------

WEIGHTED AVERAGE NUMBER OF
   COMMON SHARES                                            1,000           1,000                1,000          1,000
                                                        ---------       ----------           ---------      ----------
                                                        ---------       ----------           ---------      ----------

See accompanying notes to consolidated financial statements.

                           KSL RECREATION GROUP, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

(AMOUNTS IN THOUSANDS,                                                         JULY 31,                 OCTOBER 31,
EXCEPT PER SHARE DATA)                                                          1998                       1997
                                                                             ---------                  ---------
ASSETS

CURRENT ASSETS:
Cash and cash equivalents                                                    $   2,428                  $  24,056
Restricted cash                                                                  2,363                      1,790
Trade receivables, net of allowance for doubtful
   receivables of $831 and $722, respectively                                   16,451                     14,185
Inventories                                                                      9,309                      7,383
Current portion of notes receivable                                              3,941                      1,946
Prepaid expenses and other current assets                                        4,828                      3,865
                                                                             ---------                  ---------

     Total current assets                                                       39,320                     53,225

PROPERTY AND EQUIPMENT, net of accumulated
   depreciation of $87,613 and $66,847, respectively                           510,513                    431,436
NOTE RECEIVABLE FROM AFFILIATE                                                  22,984                     21,653
NOTES RECEIVABLE, less current portion                                           5,674                      5,177
RESTRICTED CASH, less current portion                                              102                        101
EXCESS OF COST OVER NET ASSETS OF
   ACQUIRED ENTITIES, net of accumulated
   amortization of $17,149 and $13,756 respectively                            113,270                     90,343
OTHER ASSETS, net                                                               33,203                     34,106
                                                                             ---------                  ---------

                                                                             $ 725,066                  $ 636,041
                                                                             ---------                  ---------
                                                                             ---------                  ---------

See accompanying notes to consolidated financial statements.

                           KSL RECREATION GROUP, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                              (UNAUDITED) (CONTINUED)

(AMOUNTS IN THOUSANDS,                                                        JULY 31,                 OCTOBER 31,
EXCEPT PER SHARE DATA)                                                          1998                      1997
                                                                             ---------                  ---------
LIABILITIES AND STOCKHOLDER'S EQUITY

CURRENT LIABILITIES:
Accounts payable                                                             $   7,541                  $   6,948
Accrued liabilities                                                             18,623                     16,899
Accrued interest payable                                                         3,732                     10,149
Current portion of long-term debt                                                1,042                      1,000
Current portion of obligations under capital leases                              2,780                      3,044
Deferred income, customer deposits and other                                     9,829                      6,458
                                                                             ---------                  ---------

     Total current liabilities                                                  43,547                     44,498

LONG-TERM DEBT, less current portion                                           391,260                    326,500
OBLIGATIONS UNDER CAPITAL LEASES,
   less current portion                                                         34,741                     35,476
OTHER LIABILITIES                                                                1,341                      1,168
MEMBER DEPOSITS                                                                 58,501                     44,759
DEFERRED INCOME TAXES                                                           15,202                     15,202
MINORITY INTERESTS IN EQUITY OF SUBSIDIARY                                         144                        247

STOCKHOLDER'S EQUITY:
Common stock, $.01 par value, 1,000 shares authorized
   and outstanding                                                                  --                         --
Additional paid-in capital                                                     197,535                    197,535
Accumulated deficit                                                            (17,205)                   (29,344)
                                                                             ---------                  ---------

     Total stockholder's equity                                                180,330                    168,191
                                                                             ---------                  ---------

                                                                              $725,066                    $636,041
                                                                             ---------                  ---------
                                                                             ---------                  ---------

See accompanying notes to consolidated financial statements.

                           KSL RECREATION GROUP, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                       FOR THE
                                                                                  NINE MONTHS ENDED
                                                                                       JULY 31,

(AMOUNTS IN THOUSANDS)                                                          1998              1997
                                                                             ---------         ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                   $  12,139         $   3,766
Adjustments to reconcile net income to net cash provided by
   operating activities:
   Depreciation and amortization                                                26,423            19,454
   Extraordinary loss on early extinguishment of debt                            --                5,176
   Amortization of debt issuance costs                                             722             1,519
   Provision for losses on trade receivables                                       479              (879)
   Provision for losses on notes receivables                                        40                --
   Minority interests in loss of subsidiary                                       (103)             (137)
   (Gain) Loss on sales of property, net                                            32               192
   Changes in operating assets and liabilities, net of effects from investments in subsidiaries:
     Restricted cash                                                              (574)           10,728
     Trade receivables                                                          (2,477)            3,321
     Inventories                                                                  (990)              842
     Prepaid expenses and other current assets                                    (823)              491
     Notes receivable                                                             (253)              228
     Other assets                                                                 (568)             (308)
     Receivable from parent                                                         --            43,743
     Receivable from affiliates                                                   (124)            3,106
     Accounts payable                                                              587            (3,844)
     Accrued liabilities                                                           590              (712)
     Accrued interest payable                                                   (6,417)            3,225
     Deferred income, customer deposits and other current liabilities            2,826            (1,844)
     Other liabilities                                                             173               210
                                                                             ---------         ----------

       Net cash provided by operating activities                                31,682            88,277

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in subsidiary, net of cash acquired                                 (87,899)               --
Acquisition of golf course facilities                                          (11,479)               --
Purchases of property and equipment                                            (22,936)           (6,266)
Collections on member notes receivable                                           3,640             2,350
Notes receivable from affiliate, net                                            (1,331)          (21,222)
Investment in partnerships                                                          --              (515)
Proceeds from sale of investment in partnership                                     --             1,621
Proceeds from sales of property and equipment                                       --               186
                                                                             ---------         ---------

       Net cash used in investing activities                                  (120,005)          (23,846)

See accompanying notes to consolidated financial statements.

                           KSL RECREATION GROUP, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (UNAUDITED) (CONTINUED)

                                                                                       FOR THE
                                                                                   NINE MONTHS ENDED
                                                                                       JULY 31,
(AMOUNTS IN THOUSANDS)                                                          1998              1997
                                                                             ---------         ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from debt issuance                                                 $       --        $  300,362
Revolving line of credit, net                                                   62,600           (40,000)
Member deposits, net                                                             7,825             3,145
Principal payments on long-term debt and obligations
   under capital leases                                                         (3,378)         (267,541)
Debt financing costs                                                              (352)          (10,896)
Capital distributions and dividends to parent                                       --           (60,199)
Proceeds from capital contributions                                                 --             9,000
                                                                             ---------         ---------

       Net cash provided by (used in) financing activities                      66,695           (66,129)
                                                                             ---------         ----------

NET DECREASE IN CASH AND CASH
    EQUIVALENTS                                                                (21,628)           (1,698)

CASH AND CASH EQUIVALENTS, beginning of period                                  24,056             9,329
                                                                             ---------         ---------

CASH AND CASH EQUIVALENTS, end of period                                     $   2,428         $   7,631
                                                                             ---------         ---------
                                                                             ---------         ---------


SUPPLEMENTAL DISCLOSURE OF CASH FLOW
   INFORMATION:
   Interest paid                                                             $  32,309         $  18,500
                                                                             ---------         ---------
                                                                             ---------         ---------
   Income taxes paid                                                         $     504         $     424
                                                                             ---------         ---------
                                                                             ---------         ---------

NONCASH INVESTING AND FINANCING ACTIVITIES:

Obligations under capital leases                                             $   1,320         $   3,539
Notes receivable issued for member deposits                                      5,919             4,378
Assumption of debt on golf course facility acquisition                           3,261                --
Note receivable issued from sale of assets                                          --               211
Dividend to parent of investments in partnerships                                   --             2,155

See accompanying notes to consolidated financial statements.

                           KSL RECREATION GROUP, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                             (AMOUNTS IN THOUSANDS)

NOTE 1.  ORGANIZATION AND ACCOUNTING POLICIES

     KSL Recreation Group, Inc. and subsidiaries (the Company) is engaged in the ownership and management of resorts, golf courses, private clubs, and activities related thereto.

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

NOTE 2.  RECENT ACCOUNTING PRONOUNCEMENTS

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

     In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments imbedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statements of financial position and measure those instruments at fair value. The Company believes that adoption of SFAS No. 133, which is required in fiscal 2000, will not have a material impact on the Company's consolidated financial statements.

NOTE 3.    ACQUISITIONS

     On April 21, 1998, the Company, through a wholly owned subsidiary, acquired substantially all the assets and certain liabilities of the Claremont Resort and Spa, a 279 room luxury hotel and spa located in Oakland, California for approximately $88,000. The purchase was financed under the revolving credit portion of the Company's credit facility and has been accounted for using the purchase method of accounting. Accordingly, the operating results of the Claremont have been included in the Company's consolidated financial statements since acquisition. The Company acquired assets at fair value of approximately $64,700 net of assumed liabilities of approximately $1,700. The excess of the aggregate purchase price over the fair value of the net assets acquired of approximately $25,000 is being amortized over 30 years.

     The following are the Company's unaudited proforma consolidated results of operations for the nine months ended July 31 which assume the Claremont transaction occurred as of November 1, 1996:

      (In thousands, except share data)

                                                           1998          1997
                                                           ----          ----
      Revenues........................................   $239,752     $190,890
      Income before extraordinary item................      9,510        3,577
      Net income .....................................      9,510         (408)
      Net earnings per share..........................      9,510         (408)

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

NOTE 4.    LONG-TERM DEBT

During fiscal 1998, the Company's maximum borrowings under its revolving credit facility was increased to $275,000. The Company's outstanding borrowings under the revolving credit line was $165,000 as of July 31, 1998. The terms of the Company's credit facility, including the revolving credit line, contain certain financial covenants. The Company is in compliance with all required financial covenants at July 31, 1998.

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

NOTE 6.    REAL ESTATE TRANSACTION

On May 29, 1998, KSL Hotel Corp. ("Doral"), a wholly-owned indirect subsidiary of the Company and owner of Doral Golf Resort and Spa, entered into a non-binding letter of intent for the sale, development, construction and marketing of interval ownership units on approximately ten acres of real property currently being utilized by Doral as a golf course. If a definitive agreement is reached, the sales price for the real estate would be $9,500, and the transaction would be expected to close no earlier than March 1999, subject to due diligence review and obtaining certain land use approvals.

                           KSL RECREATION GROUP, INC.

                  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                             (AMOUNTS IN THOUSANDS)

          THREE MONTHS ENDED JULY 31, 1998 (1998 THIRD QUARTER) AS COMPARED TO THE THREE MONTHS ENDED JULY 31, 1997 (1997 THIRD QUARTER).


     REVENUES - Revenues increased by $30,895 or 71%, from $43,529 in the 1997 Third Quarter to $74,424 in the 1998 Third Quarter. Of this increase, $2,112 reflects the increase in revenues at operations owned in 1997, representing a 5% increase in Third Quarter revenues at these properties. The other $28,783, was attributable to the acquisitions of Grand Traverse Resort and Claremont Resort and Spa, and the sublease of Lake Lanier Islands (referred to collectively as the Additions) which occurred subsequent to the 1997 Third Quarter. For Grand Traverse Resort and Lake Lanier Islands the third quarter is high season.

The Company's core property strategy in 1998 is to focus on organic growth initiatives by improving resort and outside guest demographic profiles, targeting more profitable group and corporate business, expanding the club membership base, and increasing the overall capture of guest and member spending at the Company's properties through broader programming and upgraded facilities. Excluding the Additions, non-lodging revenues improved in the 1998 Third Quarter as resort patronage by outside guests and members, and membership program participation increased. Food and beverage revenues improved by 14% in the Third Quarter, and golf fees increased by 13% over the 1997 Third Quarter resulting from increases in golf rounds and greens fees. Effective membership sales efforts increased the number of golf and social dues paying members, and increased dues and fees revenue by 7%. As a result of the Company pursuing higher value customers and the third quarter being off season for two of the Company's flagship resorts, La Quinta Resort and Club and the Doral Golf Resort and Spa, rooms revenue declined by 6%, primarily from decreased occupancy.

     EXPENSES - Expenses of operations increased by $23,559 or 54%, from $43,583 in the 1997 Third Quarter to $67,142 in the 1998 Third Quarter. Approximately 90% of this increase, or $21,332, was due to the Additions. Depreciation and amortization associated with the Additions totaled $2,890, which was 89% of the quarter to quarter increase. Due to increased corporate support of the Additions the corporate fee increased by $1,093 from the 1997 Third Quarter.

Excluding the effect of the Additions, expenses of operations increased 5% from the Third Quarter of 1997 to the Third Quarter of 1998 reflecting the overall higher volume of business.


     NET LOSS - Net loss decreased by $4,962 from $6,802 in the 1997 Third Quarter to $1,840 in the 1998 Third Quarter as a result of the factors discussed above. Interest expense increased by $2,221 during the 1998 Third Quarter due to increased borrowings necessary for the Additions under the Company's revolving line of credit. Excluding the Additions, net loss decreased in the 1998 Third Quarter by $1,044 or 15%, primarily due to a reduction in interest expense. Net income from the Additions in the 1998 Third Quarter was $4,362.

     ADJUSTED EBITDA - Adjusted EBITDA increased by $12,688 or 153% from $8,275 in the 1997 Third Quarter to $20,963 in the 1998 Third Quarter. Of this increase $3,378 was attributable to growth at properties owned in the 1997 Third Quarter where adjusted EBITDA grew, net of corporate fee, from $9,173 to $12,551, reflecting a 37% increase in Adjusted EBITDA at these properties.

                           KSL RECREATION GROUP, INC.

                  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                             (AMOUNTS IN THOUSANDS)

          NINE MONTHS ENDED JULY 31, 1998 (1998 NINE MONTHS) AS COMPARED TO THE NINE MONTHS ENDED JULY 31, 1997 (1997 NINE MONTHS).

     REVENUES - Revenues increased by $56,013 or 33% from $168,642 in the 1997 Nine Months to $224,655 in the 1998 Nine Months. Of this increase, $12,245 reflects the increase in revenues at properties owned throughout the first nine months of 1997, representing a 7% increase. The other $43,768 of increased revenues was attributable to the Additions.

The Company's core property strategy in 1998 is to focus on organic growth initiatives by improving resort and outside guest demographic profiles, targeting more profitable group and corporate business, expanding the club membership base and increasing the overall capture of guest and member spending at the Company's properties through broader programming and upgraded facilities. Excluding the effect of the Additions, non-lodging revenues in the 1998 Nine Months improved over the 1997 Nine Months from execution of this strategy as resort patronage by outside guests and members, and membership program participation increased. Food and beverage revenue increased by 8% with golf fees increasing by 10%. Dues and fees improved by 6% as enhanced membership efforts resulted in an increase in both new memberships sold and higher retention of existing members. Retail revenues increased by 7% while cost of sales percentage decreased by 3%. As a result of the Company pursuing higher value customers, RevPar increased 4%.

EXPENSES - Expenses of operations increased by $50,561, or 37%, from $137,372 in the 1997 Nine Months to $187,933 in the 1998 Nine Months. Approximately 82% of this increase, or $41,407, was due to the Additions. Due to increased corporate support of the Additions, the corporate fee increased by $3,384 from the 1997 Nine Months.

Excluding the effect of the Additions, expenses of operations increased 7% from the 1997 Nine Months to the 1998 Nine Months, reflecting a higher volume of business.

     NET INCOME - Net income increased by $8,373 from $3,766 in the 1997 Nine Months to $12,139 in the 1998 Nine Months as a result of the factors discussed above. Interest expense increased by $3,274 during the 1998 Nine Months due to increased borrowings for the Additions under the Company's revolving line of credit. Additionally, the Company incurred in the 1997 Nine Months an extraordinary loss of $3,169, net of income tax benefit of $2,007, from a loss on extinguishment of debt consisting of prepayment penalties and financing costs associated with borrowings that were refinanced in April 1997. Excluding the Additions, net income increased in the 1998 Nine Months by $13,850, or 368%; that increase was offset by a net loss attributable to the Additions of $5,477.

     ADJUSTED EBITDA - Adjusted EBITDA increased by $18,342, or 32% from $56,658 in the 1997 Nine Months to $75,000 in the 1998 Nine Months as a result of the factors discussed above. Of this increase, $12,929 was attributable to growth at properties owned in the 1997 Nine Months, where Adjusted EBITDA grew, excluding the corporate fee, from $58,230 to $71,159, or 22%.

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

RECONCILIATIONS OF CONSOLIDATED NET INCOME (LOSS) TO ADJUSTED EBITDA

                                                 FOR THE                  FOR THE
                                           THREE MONTHS ENDED        NINE MONTHS ENDED
                                                 JULY 31                   JULY 31
                                           ------------------        -----------------
                                             1998      1997            1998      1997
                                           -------   --------        -------- --------
Net income (loss)                          $(1,840)  $(6,802)        $12,139  $  3,766
Adjustment to net income (loss):
 Income tax expense                             70        28              75     2,223
 Net interest expense                        9,006     6,644          24,611    22,249
 Depreciation and amortization               9,763     6,500          26,423    19,454
 Extraordinary loss                              0        31               0     3,169
                                           -------    -------         -------   -------
EBITDA                                      16,999     6,401          63,248    50,861
Adjustments to EBITDA:
 Adjusted Net Membership Deposits            3,866     1,802          11,463     5,395
 Non-cash items                                 98        72             289       402
                                           -------    -------         -------   -------
Adjusted EBITDA                            $20,963    $ 8,275         $75,000   $56,658
                                           -------    -------         -------   -------
                                           -------    -------         -------   -------

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

LIQUIDITY AND CAPITAL RESOURCES

     During the 1998 Nine Months, cash flow provided by operating activities was $31,700 compared to $88,300 for the 1997 Nine Months. This decrease was primarily due to a number of transactions completed in conjunction with the refinancing of the Company in 1997, including the settlement of receivables due from Parent and its affiliates of $46,800, and the release of restricted cash to operating cash of $9,400. During the 1998 Nine Months, cash flow used in investing activities aggregated $120,000 as compared to cash used in investing activities of $23,800 for the 1997 Nine Months. This change in cash flows from investing activities was primarily due to: the acquisition of the Claremont Resort and Spa for approximately $88,000; the acquisition of two golf course facilities in the 1998 Nine Months for approximately $11,500 and related assumption of approximately $3,300 in debt; purchases of property and equipment in the 1998 Nine Months of $22,900; and in conjunction with the refinancing of the Company in the 1997 Nine Months the advance to an unconsolidated affiliate of $20,800. Cash provided by financing activities was $66,700 in the 1998 Nine Months compared to cash used in financing activities of $66,100 in the 1997 Nine Months. This change is attributable to approximately $62,600 increase in principal amounts on net debt, period to period, and $10,900 of debt refinancing costs and $51,200 of dividends and net capital contributions, both occurring in the 1997 Nine Months.

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

                           KSL RECREATION GROUP, INC.

                  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                             (AMOUNTS IN THOUSANDS)

OTHER MATTERS

     The "Year 2000" issue is the result of computer programs using two digits rather than four to define the applicable year. Because of this programming convention, software or hardware may recognize a date using "00" as the year 1900 rather than the year 2000. Use of non-Year 2000 compliant programs could result in system failures, miscalculations or errors causing disruptions of operations or other business problems, including, among others, a temporary inability to process transactions and invoices or engage in similar normal business transactions.

     ASSESSMENT AND IMPLEMENTATION PHASE -- In 1998 the Company undertook an examination of its systems for Year 2000 compliance with a view to replacing non-compliant systems. The Company has identified substantially all of its major computer hardware platforms and related software in use as well as the relevant non-system areas. These non-computer systems include; (i) network switching, (ii) the Company's non-information technology systems (such as buildings, plant, equipment and other infrastructure systems that may contain embedded microcontroller technology); and (iii) the status of major vendors and service providers. The Company employs distributed network technology that allows its properties to operate independently and with little reliance on other parts of the system. These stand-alone networks use personal computer workstations and file servers to store and process information. As the underlying technology for these systems is relatively new, the Company's technology base is relatively modern and, consequently, the Company does not have material exposure in this area. The Company is finalizing its assessment of non-computer systems and is not expected to have material exposure in this area.

     COSTS RELATED TO THE YEAR 2000 ISSUE -- To date, the Company has incurred only insignificant costs to upgrade its systems to Year 2000 specifications. It is estimated that total costs for systems and service providers will be approximately $600. The Company plans to have all major systems Year 2000 compliant by October, 1999.

     CONTINGENCY PLANS -- The Company has begun to analyze contingency plans to handle worst case Year 2000 scenarios that the Company believes reasonably could occur and, if necessary, will develop a timetable for completing such contingency plans.

     RISKS RELATED TO YEAR 2000 ISSUE -- Although the Company's efforts to be Year 2000 compliant are intended to minimize the adverse effects of the Year 2000 issue on the Company's business and operations, the actual effects of the issue will not be known until 2000. Difficulties in implementing computer and non-computer systems by the Company or the failure of its major vendors, service providers, and customers to adequately address their respective Year 2000 issues in a timely manner could have an adverse effect on the Company's business, results of operations, and financial condition, although the amount is not expected to be material. The Company's capital requirements may differ materially from the foregoing estimate as a result of regulatory, technological and competitive developments (including market developments and new opportunities) in the Company's industry.

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

                           PART II. OTHER INFORMATION


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders of the Company during the quarterly period ended July 31, 1998.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits

         27. (a) Financial Data Schedule for the period ended July 31, 1998


         (b)  Reports on Form 8-K

         On or about July 6,1998, Amendment No. 1 on Form 8-K/A was filed to amend a Form 8-K filing dated April 20, 1998. The April filing reported the acquisition of substantially all the assets and certain liabilities of the Claremont Resort & Spa pursuant to an Agreement of Purchase and Sale between Claremont Hotel, LLC, a Delaware limited liability company and Harsch Investment Corp., an Oregon corporation (the sellers), and the Company, dated March 5, 1998, and as amended April 6 and April 20, 1998. The acquisition closed on April 21, 1998. The Amendment filing included financial statements, pro forma financial information and exhibits related to the acquisition.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                           KSL RECREATION GROUP, INC.


Dated:  September 14, 1998                  By:       /s/ John K. Saer, Jr.
                                                --------------------------------
                                         Vice President, Chief Financial Officer
                                         and Treasurer