Form 10-K
period 1998-10-31
KSL RECREATION GROUP INC
filed 1999-01-29
CIK 1041878

                                      FORM 10-K
                          SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, DC  20549


[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934
                      For the fiscal year ended October 31, 1998
                                          OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934
      For the transition period from  __________________ to ___________________


                          Commission File Number - 333-31025
                                                   ---------


                              KSL RECREATION GROUP, INC.
                (Exact name of registrant as specified in its charter)


              Delaware                                 33-0747103
-------------------------------------         --------------------------------
  (State or other jurisdiction of                   (I.R.S. Employer
   incorporation or organization)                 Identification Number)

        56-140 PGA Boulevard
        La Quinta, California                             92253
-------------------------------------         --------------------------------
(Address of principal executive office)                 (Zip Code)

           Registrant's telephone number including area code:  760-564-1088


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

Common Stock, $.01 par value, 1,000 shares (January 15, 1999)

DOCUMENTS INCORPORATED BY REFERENCE:  None

                                        INDEX

                                                                            Page
Part I.                                                                     ----
Item 1.   Business.............................................................3
Item 2.   Properties...........................................................9
Item 3.   Legal Proceedings....................................................9
Item 4.   Submission of Matters to a Vote of Security Holders..................9

Part II.
Item 5.   Market for the Registrant's Common Equity and Related
           Stockholder Matters................................................10
Item 6.   Selected Financial Data.............................................10
Item 7.   Management's Discussion and Analysis of Financial Condition
           and Results of Operations..........................................11
Item 8.   Financial Statements and Supplementary Data.........................18
Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure...........................................36

Part III.
Item 10.  Directors and Executive Officers....................................37
Item 11.  Executive Compensation..............................................40
Item 12.  Security Ownership of Certain Beneficial Owners and Management......44
Item 13.  Certain Relationships and Related Transactions......................46

Part IV.
Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K.....48

PORTIONS OF THIS ANNUAL REPORT ON FORM 10-K INCLUDE "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. SUCH FORWARD-LOOKING STATEMENTS ARE SUBJECT TO RISKS, UNCERTAINTIES AND OTHER FACTORS, WHICH COULD CAUSE ACTUAL RESULTS TO MATERIALLY DIFFER FROM THOSE PROJECTED OR IMPLIED. THE MOST SIGNIFICANT OF SUCH RISKS, UNCERTAINTIES AND OTHER FACTORS ARE DESCRIBED IN THIS ANNUAL REPORT.

                                       PART I.

ITEM 1.   BUSINESS

GENERAL

     KSL Recreation Group, Inc. was incorporated on March 14, 1997, under the laws of the State of Delaware. KSL Recreation Group, Inc., together with its subsidiaries (the "Company"), is engaged in service-based recreation through the ownership and management of resorts, spas, golf courses, private clubs, and activities related thereto. The Company's operations currently include: (i) La Quinta Resort & Club ("La Quinta") and PGA WEST ("PGA WEST"), located in the Palm Springs, California area, which together, constitute the Company's "Desert Resorts" operations; (ii) Doral Golf Resort and Spa ("Doral"), located near Miami, Florida; (iii) a hotel and recreational complex known as Lake Lanier Islands ("Lake Lanier") located on Lake Lanier near Atlanta, Georgia; (iv) Grand Traverse Resort ("Grand Traverse"), located in the northwest portion of the lower peninsula of Michigan; (v) The Claremont Resort & Spa ("The Claremont"), located near Berkeley, California and (vi) KSL Fairways ("Fairways"), which operates 24 golf facilities located in six states. The Company is wholly owned by KSL Recreation Corporation, ("Parent"), a Delaware corporation incorporated on May 19, 1993, of which approximately 99.6% of the common stock as of October 31, 1998, (85.4% on a fully diluted basis) is owned by partnerships formed at the direction of Kohlberg Kravis Roberts & Co., L.P., an affiliate of Kohlberg Kravis Roberts & Co. Shortly after the Company's formation in March 1997, the subsidiaries of the Parent which owned Desert Resorts, Doral and Fairways, and managed Lake Lanier, became wholly owned subsidiaries of the Company.

     On April 6, 1998, KSL Claremont Resort, Inc. became a wholly owned subsidiary of the Company. KSL Claremont Resort, Inc. owns and operates The Claremont, which was acquired in April 1998. (SEE THE CLAREMONT). On May 16, 1998, KSL Resorts Group, Inc. was founded and became a wholly owned subsidiary of the Company. KSL Resorts Group, Inc. is engaged in the sales and marketing of group business nationwide for the Company's resorts.

     In December 1998, the Company, through a subsidiary, purchased substantially all of the assets and certain liabilities of the Grand Wailea Resort Hotel & Spa, a 781-room resort in Maui, Hawaii for approximately $375 million, including the assumption of approximately $275 million in mortgage financing.

     The Company's operations comprise numerous interrelated services, including lodging, conference services, corporate and individual guest hospitality programs and facilities, food and beverage, private and resort golf operations, spas, club membership programs, and entertainment and athletic focused special events.

DESERT RESORTS

     Desert Resorts is located in La Quinta, California, a golf and recreation destination located near Palm Springs, California. Since the acquisition of Desert Resorts in December 1993, the Company has invested approximately $52 million in facilities-related improvements, initiated measures designed to enhance and expand the revenue base, and introduced numerous operating efficiencies.

     Desert Resorts includes La Quinta, formerly known as the La Quinta Hotel, which opened in 1926. La Quinta currently offers 640 "casita"-style hotel rooms (Spanish-style cottages) spread over approximately 45 acres of grounds, featuring indigenous architecture and a campus-like setting, and caters to corporate groups, individual guests and recreation enthusiasts. Desert Resorts also includes PGA WEST, which together with La Quinta encompass approximately 1,490 acres, eight championship 18-hole golf courses, six clubhouses, eight restaurants, 19,500 square feet of retail space, 42 hard, clay and grass tennis courts, 66,000 square feet of conference facilities, 25 swimming pools and 38 spas/hot tubs. In October 1998, the 23,000 square foot Spa La Quinta was opened, offering the use of 48 treatment rooms to members and resort guests.

     Both La Quinta's and PGA WEST's private club operations provide golf and tennis facilities, golf and tennis instruction, fitness facilities, special events, and dining and social activities to their members. A full golf membership at La Quinta currently requires a $55,000 deposit, which is fully refundable in thirty years (or sooner under certain circumstances), and annual golf dues of $5,160. A full golf membership at PGA WEST currently requires a $70,000 deposit, which is fully refundable in thirty years (or sooner under certain circumstances), and annual golf dues of $5,940.

     In 1998, Desert Resorts, commenced the development and construction of the first phases of 97 homes on approximately eleven acres adjoining La Quinta. Designed with comparable architectural features of La Quinta, the homes are to be sold as luxury resort homes and are expected to represent a total investment by Desert Resorts of approximately $37.9 million, of which $7.2 million was incurred through October 31, 1998. The project is expected to have an eighteen-month build out ending in fiscal 2000.

DORAL

     Doral is a golf destination resort located approximately fifteen miles from downtown Miami, Florida and approximately ten miles from Miami International Airport. Since the acquisition of Doral in December 1993, the Company has invested approximately $49.6 million in capital improvements, has broadened and improved the numerous revenue sources at the resort and has introduced significant operating efficiencies.

     Doral includes 645 hotel rooms, approximately 75,000 square feet of conference space, approximately 14,500 square feet of retail space; five championship 18-hole golf courses including the recently restored "Blue Monster" golf course, the home of the Doral Ryder Open; the Silver Course, which reopened in the fall of 1998 after extensive renovation by golf professional and designer Jerry Pate; and the Gold Course, which was also recently rebuilt under the direction of golf professional and designer Raymond Floyd; the Doral Golf Learning Center, operated by noted instructor Jim McLean; three restaurants; the Arthur Ashe Tennis Center, featuring ten courts; a $6.5 million water feature and pool facility currently under construction; and a private club members' facility also under construction.

     Facilities at Doral also include the Spa at Doral, which includes 48 guest suites, approximately 85,000 square feet of fitness and spa facilities, 52 treatment rooms, three swimming pools, two saunas and two restaurants. The Spa at Doral offers a variety of services, including personal fitness training, massage therapy, health and beauty amenities, stress reduction and nutrition training.

     Members of Doral's private club are provided use of the resort's golf, tennis and fitness facilities, golf and tennis instruction, special events, dining and social activities. A full golf membership at Doral currently requires a $17,500 deposit which is fully refundable in thirty years (or sooner under certain circumstances), and annual dues of approximately $4,200.

LAKE LANIER

     Lake Lanier is a regional destination resort and recreational complex comprised of 1,041 acres located approximately 45 miles northeast of downtown Atlanta. It is situated on Lake Lanier, an approximately 38,000-acre lake with approximately 520 miles of shoreline and extensive lakeside primary and secondary homes. It is subleased from a government agency of the State of Georgia (which leases it from the U.S. Army Corps of Engineers) under a fifty-year sublease commencing August 1997.

     Lake Lanier features a 216-room hotel, 12,500 square feet of conference space which is currently being expanded by an additional 10,000 square feet, three retail outlets, three restaurants, a swimming pool, a golf course, three tennis courts, beach and water park facilities, a boat rental operation, a 2,000 seat outdoor amphitheater, riding stables, campgrounds and pavilions. In 1998, Lake Lanier constructed and began renting 30 two-bedroom lake houses.

GRAND TRAVERSE

     In August 1997, the Company acquired Grand Traverse and related golf and recreational facilities. Grand Traverse is a regional destination resort located in the northwest portion of the lower peninsula of Michigan, approximately six miles from Traverse City, Michigan. The Resort covers approximately 1,370 acres, and features a 426-room hotel, approximately 55,000 square feet of conference space, two championship 18-hole golf courses, nine tennis courts, four racquetball courts, three swimming pools, three restaurants, approximately 73,000 square feet of fitness facilities, approximately 23,000 square feet of retail space and a private club operation. One of Grand Traverse's two courses, "The Bear," was designed by golf professional and designer Jack Nicklaus. A third championship 18-hole golf course, designed by professional golfer and golf course designer Gary Player, will open in the spring of 1999, and a 22,000 square foot golf clubhouse is currently under construction. Grand Traverse also operates a condominium leasing program comprised of approximately 234 rental units.

     Grand Traverse's private club operation provides golf, tennis and fitness facilities, sports instruction, special events, dining and social activities to its members. A full golf membership at Grand Traverse currently requires a $12,500 deposit which is fully refundable in thirty years (or sooner under certain circumstances), and annual dues of approximately $1,800.

THE CLAREMONT

     In April 1998, the Company acquired The Claremont, a historic 279-room hotel located near Berkeley, California. The Claremont incorporates a number of the physical and economic characteristics which the Company seeks in its portfolio, including a unique, irreplaceable asset with high recognition and strong positioning in the markets it serves, multiple and diverse sources of revenues, with room revenues representing less than 50% of total revenues, attractive growth characteristics in its hospitality operations, and an established and successful membership program. Located on approximately twenty-two acres, its amenities include four restaurants, approximately 32,000 square feet of meeting space, a complete European style spa with 14 treatment rooms, two pools, ten tennis courts, and fitness facilities. The Claremont's private club membership currently requires a $7,500 deposit, which is fully refundable in thirty years (or sooner under certain circumstances), and annual dues ranging from $2,760 to $3,780.

FAIRWAYS

     Fairways is based in Manassas, Virginia and operates 24 golf course properties (22 of which are owned and two of which are leased) located in numerous markets in the Eastern and Midwestern United States. These properties include seventeen 18-hole golf courses, three 27-hole golf courses and four 36-hole golf courses, comprising private, semi-private, and daily fee golf operations.

     At the time it was acquired by the Company in July 1993, Fairways owned and operated eleven golf course properties, one of which was subsequently sold. Since July 1993, Fairways has acquired fourteen additional golf course properties. Of Fairway's 24 properties, five are private clubs, eleven are semi-private clubs and eight are public (or daily fee) facilities. The Company's operating strategy for Fairways has been to form "clusters" of courses within geographic areas in order to create economies of scale in management and purchasing and to promote reciprocity among clubs for the members within these clusters.

     Approximately 980,000 rounds were played at all Fairways courses in fiscal 1998, of which members played approximately 398,000 rounds and non-members played approximately 582,000 rounds. Individual golf dues range from $900 to $5,700 annually.

MARKETING PROGRAMS

     The Company attempts to position Desert Resorts, Doral, Grand Traverse and The Claremont at the premium end of the specific markets in which they compete. Lake Lanier is currently being positioned as an amenity-oriented, regional resort setting for corporate and other groups seeking alternatives to city-based conference centers, as a regional resort destination for individuals, and as "Atlanta's Playground" for daily attractions and special events. Fairways positions itself as "America's Leader in Quality, Affordable Golf."

     To effectively position its operations, the Company's operating subsidiaries use a number of marketing strategies and marketing channels. The marketing function is largely decentralized to allow managers who are most familiar with the guest or member population and with the specific property to play an active role in developing the appropriate marketing strategy. The Company uses a combination of print media, direct mail, internet, telemarketing, local and national public relations and, in the case of professional golf tournaments, television, to develop market awareness and brand positioning, and to market golf, lodging, memberships, food and beverage and special events to targeted consumers. Although specific marketing activities are largely decentralized, the Company's corporate office develops and implements national marketing and promotional programs, controls trademarks and trademark licensing agreements, engages public relations firms and advertising agencies, coordinates communications with media sources, develops video materials and interactive CDs and internet web sites, and develops and manages televised golf tournaments. To promote the Company's properties to corporations, associations and meeting managers, regional sales offices were opened in 1998 in the following markets: the greater New York City, New Jersey and Connecticut markets; Washington, D.C.; Chicago, Illinois; and Atlanta, Georgia.

CUSTOMERS

     The Company's operations attract a broad range of customers. The customers typically include frequent independent travelers ("FIT" guests), corporate and other group participants as well as active users of recreational services. At Desert Resorts and Doral, the customers are drawn from an international, national and regional customer base and often exhibit the higher spending patterns of affluent corporate and leisure travelers. Desert Resorts' private clubs attract members and non-member guests on a national scale, with higher concentrations of customers from southern California. The private club at Doral typically attracts local corporate and individual golf and fitness enthusiasts.

     Lake Lanier draws customers from Georgia and the southeastern United States. The hotel operations at Lake Lanier draw significant numbers of both corporate and other group participants and FIT guests. Lake Lanier's other facilities attract a mix of customers with a wide array of interests, including active golfers and daily attraction users, such as boaters and water park attendees.

     Grand Traverse draws customers largely from Michigan and the Midwest. Its customers include affluent FIT and corporate guests. Grand Traverse's private club typically attracts local fitness and golf enthusiasts.

     The Claremont draws customers largely from the San Francisco Bay area and surrounding communities, including Silicon Valley. Its customers include large group and associations and affluent FIT guests. The Claremont's private club appeals to and attracts local spa and fitness enthusiasts.

     Fairways' golf facilities attract members and daily fee golf participants from the community in which the applicable facility is located. Its golf club customers include families and individual golf enthusiasts from a broad range of socioeconomic backgrounds.

CERTAIN FACTORS AFFECTING RESORTS AND GOLF COURSES

     Turf grass conditions must be satisfactory to attract play on the Company's golf courses. Severe weather or other factors, including grass diseases or pestilence, could cause unexpected problems with turf grass conditions at any golf course or at courses located within the same geographic area. Turf grass conditions at each of the Company's golf courses also depend to a large extent on the quality and quantity of available water. The availability of sufficient water is affected by various factors, many of which are not within the Company's control. While the Company believes that it currently has sufficient access to water to operate its golf courses in the manner in which they are currently operated, there can be no assurance that certain conditions, including weather, governmental regulation or environmental concerns, will not materially adversely affect the supply of water to a particular golf course or courses in the future.

     The Company currently operates golf courses and/or resorts in nine states which may experience natural conditions which are beyond its control (such as periods of extraordinarily dry, wet, hot and cold weather, or unforeseen natural events such as hurricanes, fires, floods, severe storms, tornadoes or earthquakes). These conditions may occur at any time and may have a significant impact on the condition and availability of one or more golf courses for play and on the number of customers a golf course can attract.

CERTAIN UNINSURED RISKS

     The Company currently carries comprehensive liability, fire, flood (for certain courses) and extended coverage insurance with respect to its resorts and all of the golf courses owned or leased by it, with policy specifications and insured limits and deductibles customarily carried for similar properties. There are, however, certain types of losses (such as those losses incurred as a result of earthquakes, which are of particular concern with respect to Desert Resorts and The Claremont, or hurricanes, which are of particular concern with respect to the Company's Florida properties) which may be either uninsurable, only partially insurable or not economically insurable. As a result, in the event of such a loss, the Company could lose all or a significant portion of both its capital invested in, and anticipated profits from, one or more of the Company's resorts and/or golf courses.

FACTORS AFFECTING RESORT VISITORS AND GOLF PARTICIPATION

     The success of efforts to attract visitors to resorts is dependent upon discretionary spending by consumers, which may be adversely affected by general and regional economic conditions. In the case of the Company's resorts, the regional economies of southern and northern California, South Florida, and the states of Michigan and Georgia are significant to its operations, although Desert Resorts and Doral attract customers from throughout the United States and abroad. A decrease in tourism or in consumer spending on travel and/or recreation could have an adverse effect on the Company's business, financial condition and results of operations.

     The success of efforts to attract and retain members at a private or semi-private club and the number of rounds played at a public golf course are also dependent upon discretionary spending by consumers, which may be adversely affected by general and regional economic conditions. In the case of Fairways' golf operations, the regional economies of Florida, Wisconsin and the Mid-Atlantic United States are particularly important. A decrease in the number of golfers or their rates of participation or in consumer spending on golf could have an adverse effect on the Company's business, financial condition and results of operations.

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

     Golf courses compete for players and members with other golf courses located in the same geographic areas. The Company's golf courses compete based on the overall quality of their facilities (including the quality of its customer service), the maintenance of their facilities, available amenities, location and overall value. The number and quality of golf courses in a particular area could have a material effect on the revenue of any of the Company's golf courses, which could in turn affect the Company's financial performance and results of operations. There can be no assurance that continued construction of competing facilities, or renewed or strong and sustained interest in existing competing facilities, will not adversely affect the Company's future financial performance.

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

SEASONALITY

     The operations of the Company are seasonal. Primarily due to the popularity of Desert Resorts and Doral during the winter and early spring months, approximately 67% of these properties' revenues are recognized in the first two quarters of the fiscal year, while Lake Lanier, Grand Traverse and Fairways generate approximately 67% of their revenue during the summer and fall months, thereby being recorded in the last two quarters of the fiscal year. The Claremont is generally not affected by seasonal trends.

LICENSES AND TRADEMARKS

     The Company is a party to the Professional Golfers' Association License Agreement ("PGA License Agreement") pursuant to which it is permitted and licensed to use the PGA WEST name and logos in sales, promotion, advertising, development and/or operations of certain property located in the city of La Quinta, California, known as "PGA WEST" (the "PGA WEST Property"). The PGA License Agreement provides the Company with (i) the exclusive rights in the United States to the name "PGA WEST" in connection with the PGA WEST Property and (ii) the exclusive rights in the states of California and Arizona to the names "PGA" and "PGA of America" in connection with the PGA WEST Property. The term of the PGA License Agreement extends through the later of (i) the date on which all of the residential units located on the PGA WEST Property have been sold and (ii) the date on which the Company ceases to use the name "PGA WEST" in the name of golf clubs, golf courses, hotels and/or any other commercial, office or residential developments then located on the PGA WEST Property. The Company believes that the PGA WEST logo is an important aspect of the Company's business because of the prestige associated with the Professional Golfers' Association. The PGA License Agreement provides for royalty payments on an annual basis through 2005, although the exact amount of any royalty payments with respect to the PGA mark will be determined by reference to the number and sales of residential units by KSL Land Corporation and its subsidiaries, an affiliate of the Company engaged in the real estate development business ("KSL Land").

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

     The Company owns the "Blue Monster" name and has an irrevocable, perpetual license for the "Doral" name in connection with the Company's operation, marketing and promotion of the facilities located at Doral. The licensor of the Doral mark is prohibited from licensing the Doral mark for any purpose anywhere in southern Florida, but retains the right to license the Doral mark elsewhere. Although failure by the Company to comply with the terms of the Doral license agreement could result in monetary damages, the licensor does not have the right to terminate the Doral license agreement in the event of a breach by the Company.

EMPLOYEES

     For the year ended October 31, 1998, the Company employed approximately 6,400 persons during its peak seasons and approximately 4,300 persons during its off-peak seasons. In addition, Parent employs approximately 35 persons who render services in connection with the Company's operations at its corporate headquarters. The Company believes that its employee relations are good. Other than at The Claremont, none of the Company's employees is represented by a labor union. At The Claremont, three unions represent approximately 54% of employees. The Company believes its relationship with these unions is good.

GOVERNMENTAL REGULATION

     ENVIRONMENTAL MATTERS. Operations at the Company's resort and community golf courses involve the use and storage of various hazardous materials such as herbicides, pesticides, fertilizers, batteries, solvents, motor oil and gasoline. Under various federal, state and local laws, ordinances and regulations, an owner or operator of real property may become liable for the costs of removing hazardous substances that are released on or in its property and for remediation of its property. Such laws often impose liability regardless of whether a property owner or operator knew of, or was responsible for, the release of hazardous materials. In addition, the failure to remediate contamination at a property may adversely affect the ability of a property owner to sell such real estate or to pledge such property as collateral for a loan. The Company believes that it is in compliance in all material respects with applicable federal, state and local environmental laws and regulations.

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

ITEM 2.   PROPERTIES

PROPERTIES                                   CITY/STATE                            OWNED OR LEASED
   Desert Resorts
     La Quinta Resort & Club                 La Quinta, California              Owned
     PGA WEST                                La Quinta, California              Owned

   Doral Golf Resort and Spa                 Miami, Florida                     Owned

   Lake Lanier                               Lake Lanier Islands, Georgia       Leased

   Grand Traverse Resort                     Acme, Michigan                     Owned

   The Claremont Resort & Spa                Berkeley, California               Owned

   KSL Fairways:
        MID-ATLANTIC COURSES
     Birkdale Golf and C.C.                  Richmond, Virginia                 Owned
     Broad Bay C.C.                          Virginia Beach, Virginia           Owned
     Countryside Golf Club                   Roanoke, Virginia                  Owned
     The Gauntlet                            Fredericksburg, Virginia           Leased
     Kiln Creek Golf and C.C.                Newport News, Virginia             Owned
     Marlborough C.C.                        Upper Marlboro, Maryland           Owned
     Monroe Valley Golf Club                 Jonestown, Pennsylvania            Owned
     Montclair C.C.                          Dumfries, Virginia                 Owned
     Patuxent Greens C.C.                    Laurel, Maryland                   Owned
     Prince William Golf Club                Dulles, Virginia                   Leased
     Tantallon C.C.                          Ft. Washington, Maryland           Owned
        SOUTHEASTERN COURSES
     The Club at Hidden Creek                Navarre, Florida                   Owned
     Indigo Lakes Golf and C.C.              Daytona Beach, Florida             Owned
     Pebble Creek                            Tampa, Florida                     Owned
     Scenic Hills C.C.                       Pensacola, Florida                 Owned
     Shalimar Pointe Golf and C.C.           Shalimar, Florida                  Owned
     Tiger Point Golf & C.C.                 Gulf Breeze, Florida               Owned
     Walden Lake Golf and C.C.               Plant City, Florida                Owned
     Wellington C.C.                         Wellington, Florida                Owned
        MIDWESTERN COURSES
     Lake Windsor G. C.                      Windsor, Wisconsin                 Owned
     Memphis Oaks C.C.                       Memphis, Tennessee                 Owned
     Mequon C.C.                             Mequon, Wisconsin                  Owned
     Silver Spring C.C.                      Menomonee, Wisconsin               Owned
     Willow Run G.C.                         Pewaukee, Wisconsin                Owned


     Descriptions of the Company's significant properties are provided in the "Business" section. All properties are owned or leased by subsidiaries of the Company. The corporate office is located in La Quinta, California.

ITEM 3.   LEGAL PROCEEDINGS

     The Company is involved in certain legal proceedings generally incidental to its normal business activities. Management of the Company does not believe that the outcome of any of these proceedings will have a material adverse effect on the Company.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On October 20, 1998, the Company's only shareholder, KSL Recreation Corporation, acting without a meeting, elected the Directors of the Company for fiscal year 1999 as follows: Henry R. Kravis, George R. Roberts, Michael T. Tokarz, Paul E. Raether, Scott M. Stuart, Alexander Navab, Jr., Michael S. Shannon and Larry E. Lichliter.

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



                (IN THOUSANDS EXCEPT SHARE AND PER SHARE AMOUNTS)

                             YEAR ENDED OCTOBER 31,

                                                             1998(3)       1997(2)          1996          1995          1994(1)
                                                             -------       -------          ----          ----          -------
       Revenues....................................       $    296,270  $    226,070    $    182,249  $    159,266   $    124,210
       Net income (loss) ..........................             14,114         (363)          19,741      (16,172)        (7,729)

       Cash and cash equivalents...................              5,248        24,056           9,329        10,112         39,396
       Total assets................................            737,593       636,041         578,852       578,955        565,583
       Long-term debt (including current portion)..            442,212       366,020         271,436       324,604        324,343

       Earnings (Loss) Per Share:
            Before extraordinary item..............       $     14,114  $      2,801    $   (12,379)  $   (16,172)   $    (5,527)

            Extraordinary gain (loss) .............                 --       (3,164)          32,120            --        (2,202)
                                                          ------------  ------------    ------------  ------------   ------------
       Total Earnings (Loss) Per Share.............       $     14,114  $      (363)    $     19,741  $   (16,172)   $    (7,729)
                                                          ------------  ------------    ------------  ------------   ------------
                                                          ------------  ------------    ------------  ------------   ------------
       Weighted average number of common shares
          and common share equivalents.............              1,000         1,000           1,000         1,000          1,000
                                                          ------------  ------------    ------------  ------------   ------------
                                                          ------------  ------------    ------------  ------------   ------------
       Other Data:
       Net Membership Deposits (4) ................       $     17,544  $      8,311    $      4,391  $      6,347   $     24,218
       Adjusted Net Membership Deposits (5) .......             17,544         8,311           4,391           234            351
       Other non-cash and non-recurring items......              1,820           563             873           885            228
       Ratio of earnings to fixed charges (6)......               1.4x          1.1x              --            --             --

1) Desert Resorts and Doral were acquired in December 1993. Accordingly, the Company's operating results for fiscal 1994 include only ten months of operations for Desert Resorts and Doral.
2) Full operations of Lake Lanier and Grand Traverse commenced in August 1997. Accordingly, the Company's operating results for fiscal 1997 included management fees for Lake Lanier through July, and approximately three months of operations of both Lake Lanier and Grand Traverse.
3) The Claremont was acquired in April 1998. Accordingly, the Company's operating results for fiscal 1998 include approximately six months of operations for The Claremont.
4) Net Membership Deposits is defined as the amount of refundable membership deposits paid by new and upgraded resort club members and by existing members who have converted to new membership plans, in cash, plus principal payments in cash received on notes in respect thereof, minus the amount of any refunds paid in cash with respect to such deposits.
5) Adjusted Net Membership Deposits is defined as Net Membership Deposits, excluding in fiscal 1995 and fiscal 1994, $6.1 million and $23.9 million, respectively, of Net Membership Deposits which, because these amounts were paid by existing resort club members in connection with the initial conversion of such members to new membership plans at Desert Resorts, were considered non-recurring in nature.
6) For purposes of these ratios, (i) earnings have been calculated by adding interest expense, the estimated interest portion of rental expense, and minority interests in losses of subsidiaries to earnings before income taxes and extraordinary items and (ii) fixed charges are comprised of interest expense, capitalized interest and the estimated interest portion of rental expense. Earnings for fiscal 1996, 1995 and 1994 were insufficient to cover fixed charges by $12,980, $17,014 and $5,148, respectively.

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

     The Company generates revenues at Desert Resorts, Doral, Grand Traverse and The Claremont from room revenues, greens fees (except The Claremont), food and beverage sales and, to a lesser extent, membership dues, merchandise (pro shop and retail) sales, and other sources. At Fairways, revenues are substantially generated through initiation fees, membership dues, greens fees, golf cart rentals, merchandise (pro shop) sales, and food and beverage sales. Rooms revenue, water park and other daily recreation revenues, food and beverage sales and to a lesser extent, golf fees, merchandise sales, and admission fees drive revenues at Lake Lanier.

     Revenues at Desert Resorts, Doral, Grand Traverse and The Claremont do not include Net Membership Deposits, which are defined as the amount of refundable membership deposits paid by new and upgraded resort club members and by existing members who have converted to new membership plans, in each case in cash, plus principal payments in cash received on notes in respect thereof, minus the amount of any refunds paid in cash with respect to such deposits. These membership deposits are fully refundable in thirty years (or sooner under certain circumstances). In accordance with generally accepted accounting principles (GAAP), the Company accounts for membership deposits as "cash provided from financing activities" in its statements of cash flows and reports a liability in its balance sheets equal to the amount of such membership deposits.

     In addition to statements of operations data in accordance with GAAP, this "Management's Discussion and Analysis of Financial Condition and Results of Operations" includes a discussion of the Company's Adjusted EBITDA, which is defined as net income before income tax expense (benefit), net interest expense, depreciation and amortization, loss on sale of golf facility, extraordinary items, non-recurring charges and non-cash items, plus Adjusted Net Membership Deposits. Adjusted Net Membership Deposits is defined as Net Membership Deposits, excluding in fiscal 1994 and fiscal 1995, $23,900 and $6,100, respectively, of Net Membership Deposits which, because these amounts were paid by existing resort club members in connection with the initial conversion of such members to new membership plans at Desert Resorts, were non-recurring in nature. In fiscal 1994 and 1995, Desert Resorts introduced new membership programs at the PGA WEST and La Quinta private clubs, respectively. These new programs, which provide for the payment of a fully refundable (in thirty years or sooner under certain circumstances) membership deposit to join one or both of the clubs were offered, on an optional basis, to then existing members of each of the two private clubs. Accordingly, existing members who chose to convert to the new membership program paid a new membership deposit. Information regarding Adjusted EBITDA has been provided because the Company believes that it assists in understanding the Company's operating results. The Company views cash flow from membership sales as an important component of its operating cash flow measure as membership sales are recurring in nature as the club builds its membership and replaces the natural turnover. Also, the significant payroll and operating expenses necessary to create, sell and maintain a private club operation are treated as ongoing expenses in the Company's Statements of Operations and therefore recognizing the cash flow from sales is an appropriate match in determining the overall performance of the club operation. It is important to note that the membership cash flow included in Adjusted EBITDA is only the cash amount collected net of financed sales and refunds. From the Company's perspective, EBITDA and net membership cash flow together as Adjusted EBITDA, provide the most accurate measure of the recurring cash flow performance of the operations. As structured, these private club membership sales are not treated as revenue for GAAP purposes and therefore do not appear in the Company's Statements of Operations, but are reflected in the Company's Statements of Cash Flows.

         RECONCILIATIONS OF CONSOLIDATED NET INCOME (LOSS) TO ADJUSTED EBITDA

                                                                           (IN THOUSANDS)
                                                                        YEAR ENDED OCTOBER 31,

                                                            1998 (3)       1997 (2)         1996           1995          1994(1)
                                                            --------       --------         ----           ----          -------
      NET INCOME (LOSS) ............................     $      14,114   $      (363)   $     19,741   $   (16,172)   $    (7,729)
      Adjustments to net income (loss):
        Income tax expense (benefit) ...............           (6,997)            143           (82)             --             --
        Net interest expense  ......................            33,125         30,037         27,711         18,492         14,011
        Loss on sale of golf facility...............                --             --             --          2,684             --
        Depreciation and amortization...............            36,354         27,665         23,799         20,340         13,971
        Extraordinary (gain) loss...................                --          3,164       (32,120)             --          2,202
                                                         -------------   ------------   ------------   ------------   ------------
      EBITDA: ......................................            76,596         60,646         39,049         25,344         22,455
      Adjustments to EBITDA:
        Net Membership Deposits (4).................            17,544          8,311          4,391          6,347         24,218
        Excluded Conversion Membership Deposits ....                --             --             --        (6,113)       (23,867)
                                                         -------------   ------------   ------------   ------------   ------------
        Adjusted Net Membership Deposits (5)........            17,544          8,311          4,391            234            351
        Non-cash and non-recurring items ...........             1,820            563            873            885            228
                                                         -------------   ------------   ------------   ------------   ------------
      Total Adjustments to EBITDA: .................            19,364          8,874          5,264          1,119            579
                                                         -------------   ------------   ------------   ------------   ------------
      ADJUSTED EBITDA: .............................     $      95,960   $     69,520   $     44,313   $     26,463   $     23,034
                                                         -------------   ------------   ------------   ------------   ------------
                                                         -------------   ------------   ------------   ------------   ------------

1) Desert Resorts and Doral were acquired in December 1993. Accordingly, the Company's operating results for fiscal 1994 include only ten months of operations for Desert Resorts and Doral.
2) Full operations of Lake Lanier and Grand Traverse commenced in August 1997. Accordingly, the Company's operating results for fiscal 1997 included management fees for Lake Lanier through July, and approximately three months of operations for both Lake Lanier and Grand Traverse.
3) The Claremont was acquired in April 1998. Accordingly, the Company's operating results for fiscal 1998 include approximately six months of operations for The Claremont.
4) Net Membership Deposits is defined as the amount of refundable membership deposits paid by new and upgraded resort club members and by existing members who have converted to new membership plans, in cash, plus principal payments in cash received on notes in respect thereof, minus the amount of any refunds paid in cash with respect to such deposits.
5) Adjusted Net Membership Deposits is defined as Net Membership Deposits, excluding in fiscal 1995 and fiscal 1994, $6.1 million and $23.9 million, respectively, of Net Membership Deposits which, because these amounts were paid by existing resort club members in connection with the initial conversion of such members to new membership plans at Desert Resorts, were considered non-recurring in nature.

     Adjusted EBITDA should not be construed as an indicator of the Company's operating performance or as an alternative to operating income as determined in accordance with GAAP. Additionally, Adjusted EBITDA should not be construed by investors as a measure of the Company's liquidity or ability to meet all cash needs or as an alternative to cash flows from operating, investing and financing activities as determined in accordance with GAAP, nor should Adjusted EBITDA be construed by investors as an alternative to any other determination under GAAP. The Company's Adjusted EBITDA may not be comparable to similarly titled measures reported by other companies.

FISCAL YEAR ENDED OCTOBER 31, 1998 COMPARED TO FISCAL YEAR ENDED OCTOBER 31,
1997

     REVENUES. Revenues increased by $70,200, or 31%, from $226,070 in fiscal 1997 to $296,270 in fiscal 1998. Rooms revenue increased by $24,499, or 41%; food and beverage sales increased by $20,108, or 37%; golf fees increased by $5,888, or 14%; dues and fees increased by $3,890, or 16%; merchandise sales increased by $1,863, or 13%; spa revenue increased by $2,595, or 64%; and other revenue increased by $11,357, or 43%. Revenue increases at Desert Resorts and Doral equaled $9,367; adjusted for a non-cash loss on the disposal of fixed assets associated with the renovation of Doral's Silver Course, their revenue increases equaled $10,864. Revenues at Fairways (excluding 1998 course acquisitions) were substantially unchanged, largely reflecting adverse weather conditions experienced in 1998 at Fairways' clubs, most notably in central and northern Florida and the Florida Panhandle. The Company's 1998 acquisitions added $23,333 in revenues, while revenue increases at Grand Traverse and Lake Lanier equaled $37,821.

     OPERATING EXPENSES. Operating expenses increased by $62,925, or 33%, from $193,232 in fiscal 1997 to $256,157 in fiscal 1998. Operating expenses, excluding depreciation and amortization, increased by $54,236, or 33%, from $165,567 in fiscal 1997 to $219,803 in fiscal 1998, primarily from the full fiscal year effect of Grand Traverse and Lake Lanier, as well as the partial-year addition of The Claremont. Of those properties owned throughout fiscal 1997, Desert Resorts' operating expenses increased 3%, Doral's operating expenses increased less than 1%, and Fairways' operating expenses (excluding the two golf course acquisitions) increased 4%. For the Company as a whole, the primary components of the increase were (i) an increase in payroll and benefits of $28,404, or 39%, from $71,935 in fiscal 1997 to $100,339 in fiscal 1998, of which $22,655, or 80% of the total increase, reflected 1998 acquisitions and year to year increases in those properties not owned for all of fiscal 1997,
(ii) an increase in other expenses of $22,188, or 25%, from $88,526 in fiscal 1997 to $110,714 in fiscal 1998, of which $22,824, or 103% of the increase reflected 1998 acquisitions and the partial year effect of 1997 acquisitions, and (iii) an increase in corporate fees of $3,644, or 71%, from $5,106 in fiscal 1997 to $8,750 in fiscal 1998, largely reflecting the partial year effect of the Company's formation in 1997. As a percentage of revenues, operating expenses, excluding depreciation and amortization, increased from 73% of revenues in fiscal 1997 to 74% of revenues in fiscal 1998. Depreciation and amortization increased by $8,689, or 31%, from $27,665 in fiscal 1997 to $36,354 in fiscal 1998. This increase was primarily attributable to the full-year addition of Grand Traverse and Lake Lanier, and the partial-year addition of The Claremont.

     OPERATING INCOME. Operating income increased $7,275, or 22%, from $32,838 in fiscal 1997 to $40,113 in fiscal 1998 as a result of the factors discussed above.

     NET INTEREST EXPENSE. Net interest expense increased by $3,088, or 10%, from $30,037 in fiscal 1997 to $33,125 in fiscal 1998. This increase was primarily attributable to increased indebtedness of the Company due to acquisitions, partially offset by interest income received on a note receivable from an affiliate.

     EXTRAORDINARY ITEMS. The Company incurred an extraordinary loss, net of income tax benefits, on the early extinguishment of indebtedness of $3,164 in fiscal 1997.

     NET INCOME. Net income increased by $14,477, from a net loss of $363 in fiscal 1997 to net income of $14,114 in fiscal 1998 as a result of the factors described above. Excluding extraordinary items in 1997, net income would have increased by $11,313, or 404%, from net income of $2,801 in fiscal 1997 to net income of $14,114 in fiscal 1998.

     ADJUSTED EBITDA. Adjusted EBITDA increased by $26,440, or 38%, from $69,520 in fiscal 1997 to $95,960 in fiscal 1998. This increase was primarily attributable to the factors described above and an increase in Adjusted Net Membership Deposits of $9,233, or 111%, from $8,311 in fiscal 1997 to $17,544 in fiscal 1998.

FISCAL YEAR ENDED OCTOBER 31, 1997 COMPARED TO FISCAL YEAR ENDED OCTOBER 31,
1996

     REVENUES. Revenues increased by $43,821, or 24%, from $182,249 in fiscal 1996 to $226,070 in fiscal 1997. Rooms revenue increased $13,845, or 30%; food and beverage sales increased $10,260, or 23%; golf fees increased $7,270, or 21%; dues and fees increased $1,277, or 5%; merchandise sales increased $369, or 3%; spa revenue increased $932, or 30%, and other revenue increased $9,868, or 61%. Revenue increases at Desert Resorts, Doral and Fairways were $26,893 for fiscal 1997. The Company's fiscal 1997 acquisitions, Grand Traverse and Lake Lanier, added $16,118 in revenues.

     OPERATING EXPENSES. Operating expenses increased by $26,175, or 16%, from $167,057 in fiscal 1996 to $193,232 in fiscal 1997. Operating expenses, excluding depreciation and amortization, increased by $22,309, or 16%, from $143,258 in fiscal 1996 to $165,567 in fiscal 1997, primarily as a result of increased activity resulting from the opening of new facilities, the addition of Grand Traverse and Lake Lanier, and higher occupancy rates at the Company's resorts. The primary components of the increase were (i) an increase in payroll and benefits of $8,896, or 14%, from $63,039 in fiscal 1996 to $71,935 in fiscal 1997, reflecting increases in staff and changes in incentive programs, (ii) an increase in other expenses of $11,506, or 15%, from $77,020 in fiscal 1996 to $88,526 in fiscal 1997, and (iii) an increase in corporate fees of $1,907, or 60%, from $3,199 in fiscal 1996 to $5,106 in fiscal 1997. As a percentage of revenues, operating expenses, excluding depreciation and amortization, declined from 79% of revenues in fiscal 1996 to 73% of revenues in fiscal 1997. Depreciation and amortization increased by $3,866, or 16%, from $23,799 in fiscal 1996 to $27,665 in fiscal 1997. This increase was primarily attributable to the completion of capital improvements at Desert Resorts and Doral in fiscal 1996 and the addition of Grand Traverse and Lake Lanier.

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

LIQUIDITY AND CAPITAL RESOURCES

     Historically, the Company has funded its capital and operating requirements with a combination of operating cash flow, borrowings under its credit facilities, and equity investments from its Parent. The Company has utilized these sources of funds to make acquisitions, to fund significant capital expenditures at its properties, to fund operations and to service debt under its credit facilities. The Company presently expects to fund its future capital and operating requirements at its existing operations through a combination of borrowings under its credit facility and cash generated from operations.

     During fiscal 1998, cash flow provided by operating activities was $33,820 compared to $100,104 for fiscal 1997. This decrease was primarily due to (i) the settlement of receivables due from Parent and its affiliates of $46,446 in fiscal 1997, (ii) the release of restricted cash to operating cash of $11,910 during fiscal 1997, as discussed below, and (iii) the payment of accrued interest offset by the increase in net income adjusted for depreciation and amortization. During fiscal 1998, cash flow used in investing activities was $135,198, compared to $87,276 for fiscal 1997. This increase was primarily attributable to (i) the investment in The Claremont being greater than the prior year's investments in Lake Lanier and Grand Traverse by $29,690, (ii) increased purchases of property and equipment of $20,147, (iii) $7,184 for real estate under development, and (iv) the purchase of two golf facilities for $11,448 in 1998, all of which was offset by the issuance of a $21,653 note by the Company to an affiliate in fiscal 1997. Cash flows provided by financing activities during fiscal 1998 were $82,570 compared to $1,899 for fiscal 1997. This was due to increased usage of the revolving line of credit of $47,750 and increased net cash member deposits of $7,158. In April 1998, the Company's maximum borrowings under its revolving credit facility were increased to $275,000.

     During fiscal 1997, cash flow provided by operating activities was $100,104, compared to $15,218 for fiscal 1996. This increase was primarily due to (i) the settlement of receivables due from Parent and its affiliates of $46,446, (ii) the release of restricted cash to operating cash of $9,499 due to the credit facility, (iii) the release of $2,411 in restricted cash due to the execution of the Lake Lanier sublease, (iv) an increase in accrued interest payable of $5,997, and (v) a decrease in trade receivables of $4,738. The positive impact on cash from the settlement of these receivables was offset by the cash used in financing activities to provide a dividend and a net return of capital to Parent of $51,655. During fiscal 1997, cash flow used in investing activities was $87,276, compared to $12,755 for fiscal 1996. This change was primarily attributable to the investment in Lake Lanier, Grand Traverse and the Silver Course at Doral of $58,575, the repayment to the Company of a $23,065 note by an affiliate in fiscal 1996, as compared to the issuance of a new $21,653 note by the Company to an affiliate in fiscal 1997, all of which was offset by a decline in capital expenditures of $8,945, and a decline in acquisition of golf course facilities of $15,274 in fiscal 1997 compared to fiscal 1996.

     In April 1997, the Company sold $125,000 of senior subordinated redeemable notes ("the Notes") and entered into a new credit facility providing for term loans of up to $100,000 and a revolving credit line of up to $175,000. The Notes are redeemable beginning May 2002 at the Company's option at various rates ranging from 105.125% at May 2002, decreasing to 100% at May 2005 and thereafter. The Company is required to offer to buy the Notes at 101% upon a change of control, as defined in the Notes agreement.

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

     In December 1998, the Company, through a subsidiary, purchased substantially all of the assets and certain liabilities of the Grand Wailea Resort Hotel & Spa, a 781-room resort in Maui, Hawaii for approximately $375,000, including the assumption of approximately $275,000 in mortgage financing. The acquisition is to be accounted for using the purchase method of accounting. The excess of the purchase price over the debt assumed, acquisition related costs, and working capital were funded with an $110,000 equity investment by the Parent in the Company.

     The Company is continually engaged in evaluating potential acquisition candidates to add to its portfolio of properties in both its resort and community golf businesses. The Company expects that funding for future acquisitions may come from a variety of sources, depending on the size and nature of any such acquisitions. Potential sources of capital include cash generated from operations, borrowings under the credit facility, additional equity investments from Parent or partnerships formed at the direction of KKR, or other external debt or equity financings. There can be no assurance that such additional capital sources will be available to the Company on terms which the Company finds acceptable, or be available at all.

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

SEASONALITY AND INFLATION

     The operations of the Company are seasonal. Primarily due to the popularity of Desert Resorts and Doral during the winter and early spring months, approximately 67% of these properties' revenues are recognized in the first two quarters of the fiscal year while Lake Lanier, Grand Traverse and Fairways generate approximately 67% of their revenue during the summer and fall months, thereby being recorded in the last two quarters of the fiscal year. The Claremont is generally not affected by seasonal trends.

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

     During 1997, the Financial Accounting Standards Board issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," which will be adopted by the Company beginning November 1, 1998. SFAS No. 131 redefines how operating segments are determined and requires disclosure of certain financial and descriptive information about a company's operating segments. The Company believes the segment information required to be disclosed under SFAS No. 131 will be more comprehensive than previously provided, including expanded disclosure of income statement and balance sheet items. The Company will present the required segment information in its annual financial statements as of October 31, 1999, as required by SFAS No. 131.

     AICPA Statement of Position (SOP) 98-5, "Reporting on the Costs of Start-Up Activities," was issued in April 1998 and will be effective for the Company beginning November 1, 1999. SOP 98-5 broadly defines and provides guidance on the financial reporting of start-up costs and organization costs. SOP 98-5 requires costs of start-up activities and organization costs to be expensed as incurred. Any amounts capitalized as of the date of adoption will be expensed and reported as the cumulative effect of a change in accounting principle.

     In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments imbedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statements of financial position and measure those instruments at fair value. The Company believes that adoption of SFAS No. 133, which is required in fiscal 2000, will not have a material impact on the Company's consolidated financial statements.

OTHER MATTERS

     The "Year 2000" issue is the result of computer programs using two digits rather than four to define the applicable year. Because of this programming convention, software or hardware may recognize a date using "00" as the year 1900 rather than the year 2000. Use of non-Year 2000-compliant programs could result in system failures, miscalculations or errors causing disruptions of operations or other business problems, including, among others, a temporary inability to process transactions and invoices or engage in similar normal business transactions.

     ASSESSMENT AND IMPLEMENTATION PHASE. In 1998 the Company undertook an examination of its systems for Year 2000 compliance with a view to replacing non-compliant systems. The Company has identified substantially all of its major computer hardware platforms and related software in use as well as the relevant non-system areas. These non-computer systems include: (i) network switching;
(ii) the Company's non-information technology systems (such as buildings, plant, equipment and other infrastructure systems that may contain embedded microcontroller technology); and (iii) the status of major vendors and service providers. The Company is approximately 45% complete in its assessment of non-computer systems and is not expected to have material exposure in the area.

     The Company employs distributed network technology that allows its properties to operate independently and with little reliance on other parts of the system. These stand-alone networks use personal computer workstations and file servers to store and process information. As the underlying technology for these systems is relatively new, the Company does not have material exposure in this area. In addition, in the ordinary course of business, the Company periodically replaces computer equipment and software, and in so doing, seeks to acquire only Year 2000-compliant software and hardware. The Company presently believes that its planned modifications or replacements of certain existing computer equipment and software will be completed on a timely basis so as to avoid potential Year 2000-related disruptions or malfunctions that it has identified.

     COSTS RELATED TO THE YEAR 2000 ISSUE. To date, the Company has incurred relatively insignificant costs to upgrade its systems to Year 2000 specifications. It is estimated that total costs for systems and service providers will be approximately $600. The Company plans to have all major systems Year 2000-compliant by October 1999.

     CONTINGENCY PLANS. The Company has begun to analyze contingency plans to handle worst case Year 2000 scenarios that the Company believes could reasonably occur and, if necessary, will develop a timetable for completing such contingency plans.

     RISKS RELATED TO YEAR 2000 ISSUE. Although the Company's efforts to be Year 2000-compliant are intended to minimize the adverse effects of the Year 2000 issue on the Company's business and operations, the actual effects of the issue will not be known until 2000. Difficulties in implementing computer and non-computer systems by the Company or the failure of its major vendors, service providers, and customers to adequately address their respective Year 2000 issues in a timely manner could have an adverse effect on the Company's business, results of operations, and financial condition, although the amount is not expected to be material. The Company's capital requirements may differ materially from the foregoing estimate as a result of regulatory, technological and competitive developments (including market developments and new acquisitions) in the Company's industry. In addition, Year 2000-related issues may lead to possible third party claims, the impact of which cannot yet be estimated. No assurance can be given that the aggregate cost of defending and resolving such claims, if any, would not have a material adverse effect on the Company.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


     INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholder of KSL Recreation Group, Inc.

     We have audited the accompanying consolidated balance sheets of KSL Recreation Group, Inc. and subsidiaries (the Company) as of October 31, 1998 and 1997, and the related consolidated statements of operations, stockholder's equity and cash flows for each of the three years in the period ended
October 31, 1998. Our audits also included the financial statement schedule listed in the index at Item 14. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of KSL Recreation Group, Inc. and subsidiaries as of October 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended October 31, 1998 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

Deloitte & Touche LLP

Costa Mesa, California
January 29, 1999

                   KSL RECREATION GROUP, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
               FOR THE YEARS ENDED OCTOBER 31, 1998, 1997 AND 1996

                  (In thousands, except share and per share data)

                                                                         1998           1997           1996
                                                                         ----           ----           ----
REVENUES:
Rooms revenue......................................................   $     83,892   $     59,393   $     45,548
Food and beverage sales............................................         74,706         54,598         44,338
Golf fees..........................................................         48,529         42,641         35,371
Dues and fees......................................................         28,716         24,826         23,549
Merchandise sales .................................................         16,300         14,437         14,068
Spa revenue........................................................          6,639          4,044          3,112
Other   ...........................................................         37,488         26,131         16,263
                                                                      ------------   ------------   ------------
    Total revenues.................................................        296,270        226,070        182,249
EXPENSES:
Payroll and benefits...............................................        100,339         71,935         63,039
Other expenses.....................................................        110,714         88,526         77,020
Depreciation and amortization......................................         36,354         27,665         23,799
Corporate fee (Note 12) ...........................................          8,750          5,106          3,199
                                                                      ------------   ------------   ------------
    Total operating expenses.......................................        256,157        193,232        167,057
                                                                      ------------   ------------   ------------
INCOME FROM OPERATIONS.............................................         40,113         32,838         15,192

OTHER INCOME (EXPENSE):
Interest income (Notes 3 and 12)...................................          2,527          1,672          1,058
Interest expense...................................................       (35,652)       (31,709)       (28,769)
                                                                      ------------   ------------   ------------
    Other expense, net.............................................       (33,125)       (30,037)       (27,711)
                                                                      ------------   ------------   ------------
INCOME (LOSS) BEFORE MINORITY INTERESTS, INCOME TAXES AND
   EXTRAORDINARY ITEM..............................................          6,988          2,801       (12,519)
MINORITY INTERESTS IN LOSSES OF SUBSIDIARY.........................            129            143             58
                                                                      ------------   ------------   ------------

INCOME (LOSS) BEFORE INCOME TAXES AND EXTRAORDINARY ITEM...........          7,117          2,944       (12,461)

INCOME TAX EXPENSE (BENEFIT) (Note 9)..............................        (6,997)            143           (82)
                                                                      ------------   ------------   ------------

INCOME (LOSS) BEFORE EXTRAORDINARY ITEM............................         14,114          2,801       (12,379)

EXTRAORDINARY GAIN (LOSS) ON EARLY EXTINGUISHMENT OF DEBT (net of
   income tax expense (benefit) of $0, ($2,007) and $16,757,
   respectively) (Note 13).........................................             --        (3,164)         32,120
                                                                      ------------   ------------   ------------

NET INCOME (LOSS)..................................................   $     14,114   $      (363)   $     19,741
                                                                      ------------   ------------   ------------
                                                                      ------------   ------------   ------------

BASIC AND DILUTED EARNINGS (LOSS) PER SHARE:
Before extraordinary item..........................................   $     14,114   $      2,801   $   (12,379)
Extraordinary gain (loss)..........................................             --        (3,164)         32,120
                                                                      ------------   ------------   ------------
TOTAL BASIC AND DILUTED EARNINGS (LOSS) PER SHARE (Note 10)........   $     14,114   $      (363)   $     19,741
                                                                      ------------   ------------   ------------
                                                                      ------------   ------------   ------------

WEIGHTED AVERAGE NUMBER OF COMMON SHARES...........................          1,000          1,000          1,000
                                                                      ------------   ------------   ------------
                                                                      ------------   ------------   ------------




          See accompanying notes to consolidated financial statements.

                   KSL RECREATION GROUP, INC. AND SUBSIDIARIES

           CONSOLIDATED BALANCE SHEETS AS OF OCTOBER 31, 1998 AND 1997


(In thousands, except share data)
ASSETS                                                                                           1998           1997
                                                                                                 ----           ----
CURRENT ASSETS:
     Cash and cash equivalents..................................................             $       5,248  $      24,056
     Restricted cash............................................................                     1,743          1,790
     Trade receivables, net of allowance for doubtful receivables of
          $718 and $722, respectively..........................................                     21,276         14,185
     Inventories (Note 4) ......................................................                    10,085          7,383
     Current portion of notes receivable (Note 3)...............................                     2,387          1,946
     Prepaid expenses and other current assets..................................                     4,243          3,631
     Deferred income taxes (Note 9) ............................................                       992             --
                                                                                            --------------  -------------
          Total current assets..................................................                    45,974         52,991

REAL ESTATE UNDER DEVELOPMENT (Note 12).........................................                     7,184             --
PROPERTY AND EQUIPMENT, net (Notes 5, 7 and 8)..................................                   508,812        431,436
NOTES RECEIVABLE FROM AFFILIATES (Note 12)......................................                    23,450         21,653
NOTES RECEIVABLE, less current portion (Notes 3 and 12).........................                     5,389          5,177
RESTRICTED CASH, less current portion...........................................                        91            101
EXCESS OF COST OVER NET ASSETS OF ACQUIRED ENTITIES, net of
     accumulated amortization of $18,314 and $13,756, respectively..............                   112,521         90,343
OTHER ASSETS, net (Note 6)......................................................                    34,172         34,340
                                                                                             -------------  -------------
                                                                                             $     737,593  $     636,041
                                                                                             -------------  -------------
                                                                                             -------------  -------------


LIABILITIES AND STOCKHOLDER'S EQUITY
CURRENT LIABILITIES:
     Accounts payable...........................................................             $       9,615  $       6,948
     Accrued liabilities........................................................                    20,504         16,899
     Accrued interest payable...................................................                       945         10,149
     Current portion of long-term debt (Note 7).................................                     1,044          1,000
     Current portion of obligations under capital leases (Note 8)...............                     2,802          3,044
     Deferred income, customer deposits and other...............................                     8,878          6,458
                                                                                             -------------  -------------
          Total current liabilities.............................................                    43,788         44,498

LONG-TERM DEBT, less current portion (Note 7)...................................                   403,950        326,500
OBLIGATIONS UNDER CAPITAL LEASES, less current portion (Note 8).................                    34,416         35,476
OTHER LIABILITIES...............................................................                     1,414          1,168
MEMBER DEPOSITS.................................................................                    63,024         44,759
DEFERRED INCOME TAXES (Note 9)..................................................                     8,578         15,202
MINORITY INTERESTS IN EQUITY OF SUBSIDIARY (Note 2).............................                       118            247

COMMITMENTS AND CONTINGENCIES (Notes 3,  11 and 12)

STOCKHOLDER'S EQUITY (Note 10):
     Common stock, $.01 par value, 1,000 shares authorized and outstanding......                        --             --
     Additional paid-in capital.................................................                   197,535        197,535
     Accumulated deficit........................................................                  (15,230)       (29,344)
                                                                                             -------------  -------------
     Total stockholder's equity.................................................                   182,305        168,191
                                                                                             -------------  -------------
                                                                                             $     737,593  $     636,041
                                                                                             -------------  -------------
                                                                                             -------------  -------------



          See accompanying notes to consolidated financial statements.

                   KSL RECREATION GROUP, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY
               FOR THE YEARS ENDED OCTOBER 31, 1998, 1997 AND 1996

(In thousands)

                                                                                   ADDITIONAL
                                                                    COMMON          PAID-IN        ACCUMULATED
                                                                    STOCK           CAPITAL          DEFICIT           TOTAL
                                                                    -----           -------          -------           -----
BALANCE October 31, 1995 .................................       $           --  $      222,389    $    (24,801)     $    197,588
Capital contributions (Note 10) ..........................                   --           5,035               --            5,035
Net income ...............................................                   --              --           19,741           19,741
                                                                 --------------  --------------    -------------     ------------

BALANCE October 31, 1996 .................................                   --         227,424          (5,060)          222,364
Capital contributions (Note 10) ..........................                   --           9,144               --            9,144
Dividends (Note 10) ......................................                   --              --         (23,921)         (23,921)
Capital distributions (Note 10) ..........................                   --        (39,033)               --         (39,033)
Net loss .................................................                   --              --            (363)            (363)
                                                                 --------------  --------------    -------------     ------------

BALANCE October 31, 1997..................................                   --         197,535         (29,344)          168,191
Net income ...............................................                   --              --           14,114           14,114
                                                                 --------------  --------------    -------------     ------------

BALANCE, October 31, 1998 ................................      $            --  $      197,535    $    (15,230)     $    182,305
                                                                 --------------  --------------    -------------     ------------
                                                                 --------------  --------------    -------------     ------------



          See accompanying notes to consolidated financial statements.

                   KSL RECREATION GROUP, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE YEARS ENDED OCTOBER 31, 1998, 1997 AND 1996

(In thousands)


                                                                        1998          1997           1996
                                                                        ----          ----           ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss).............................................       $  14,114      $    (363)     $   19,741
Adjustments to reconcile net income (loss) to net cash
      provided by (used in) operating activities:
Depreciation and amortization.................................          36,354         27,665          23,799
Amortization of debt issuance costs...........................             969          1,720           2,112
Extraordinary loss (gain) on debt extinguishment..............              --          5,171         (48,256)
Deferred income taxes.........................................          (7,616)        (1,558)         16,760
Provision for losses on trade receivables.....................             495          1,193           1,433
Provision for losses on notes receivable......................              --             --             228
Minority interests in losses of subsidiary....................            (129)          (143)            (58)
(Gain) loss on sales and disposals of property, net...........           1,483           (141)             88
Changes in operating assets and liabilities, net of effects
   from investment in subsidiaries:
     Restricted cash..........................................             162         11,910          (9,464)
     Trade receivables........................................          (7,337)         1,901          (2,837)
     Inventories..............................................          (1,447)           386            (518)
     Prepaid expenses and other current assets................            (407)         1,813           1,537
     Notes receivable.........................................              68            347            (292)
     Receivable from Parent...................................              --         43,442          10,069
     Receivables from affiliates..............................              --          3,004          (2,975)
     Other assets.............................................            (760)          (542)           (596)
     Accounts payable.........................................           2,667           (532)         (2,894)
     Accrued liabilities......................................           2,317         (2,433)          6,356
     Accrued interest payable.................................          (9,204)         7,435           1,438
     Deferred income, customer deposits and other.............           1,845           (453)           (781)
     Other liabilities........................................             246            282             328
                                                                     ---------      ---------       ---------
        Net cash provided by operating activities.............          33,820        100,104          15,218

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in subsidiaries, net of cash acquired..............         (88,265)       (58,575)            (50)
Purchases of property and equipment...........................         (32,282)       (12,135)        (21,080)
Notes receivable from affiliate, net..........................          (1,797)       (21,653)         23,065
Investment in real estate under development ..................          (7,184)            --             --
Acquisition of golf course facilities.........................         (11,448)            --         (15,274)
Proceeds from sales of property and equipment.................              --            277             583
Collections on member notes receivable........................           5,778          3,704           1,908
Investment in partnerships....................................              --           (515)         (1,907)
Proceeds from sale of investment in partnership...............              --          1,621              --
                                                                     ---------      ---------       ---------
        Net cash used in investing activities.................        (135,198)       (87,276)       (12,755)



          See accompanying notes to consolidated financial statements.

                   KSL RECREATION GROUP, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOW
         FOR THE YEARS ENDED OCTOBER 31, 1998, 1997 AND 1996 (CONTINUED)

(In thousands)


                                                                          1998            1997           1996
                                                                          ----            ----           ----
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from debt issuance.....................................     $       --   $    300,362   $    147,395
Revolving line of credit, net...................................         75,250         27,500             --
Principal payments on long-term debt and obligations under
     capital leases.............................................        (4,092)      (268,081)      (154,945)
Member deposits.................................................         14,347          6,371          3,505
Membership refunds..............................................        (2,581)        (1,763)        (1,022)
Capital contributions from Parent...............................             --          9,144          5,035
Capital distributions and dividends to Parent...................             --       (60,799)             --
Debt financing costs............................................          (354)       (10,835)        (3,214)
                                                                     ----------   ------------   ------------
Net cash provided by (used in) financing activities.............         82,570          1,899        (3,246)
                                                                     ----------   ------------   ------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS............       (18,808)         14,727          (783)
CASH AND CASH EQUIVALENTS, beginning of period..................         24,056          9,329         10,112
                                                                     ----------   ------------   ------------
CASH AND CASH EQUIVALENTS, end of period........................     $    5,248   $     24,056   $      9,329
                                                                     ----------   ------------   ------------
                                                                     ----------   ------------   ------------


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
     Interest paid (net of amounts capitalized).................     $   43,887   $     22,555   $     25,774
                                                                     ----------   ------------   ------------
                                                                     ----------   ------------   ------------
     Income taxes paid..........................................     $    1,123   $        424   $          9
                                                                     ----------   ------------   ------------
                                                                     ----------   ------------   ------------

NONCASH INVESTING AND FINANCING ACTIVITIES:
Obligations under capital leases................................     $    2,927   $     35,154   $      4,615
Notes receivable issued for member deposits.....................          6,499          5,210          1,892
Assumption of debt on acquisition of golf facility..............          3,261             --             --
Note receivable issued from sale of assets......................             --            412            494
Dividend to Parent of investments in partnerships...............             --          2,155             --
Trade-in of equipment under capital lease.......................          1,154             --            397
Development of golf course from undeveloped land................             --             --          2,720
Issuance of long-term debt for acquisition of land..............             --             --          1,711



          See accompanying notes to consolidated financial statements.

                     KSL RECREATION GROUP, INC. AND SUBSIDIARIES

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED OCTOBER 31, 1998, 1997 AND 1996
                                (DOLLARS IN THOUSANDS)

1. GENERAL

     KSL Recreation Group, Inc. (Group), is a wholly-owned subsidiary of KSL Recreation Corporation (the Parent). Group and its subsidiaries (collectively, the Company) are engaged in the ownership and management of resorts, golf courses, private clubs, spas and activities related thereto. At the completion of certain financing transactions (as described in Note 7) on April 30, 1997, KSL Desert Resorts, Inc. (previously KSL Landmark Corporation), KSL Florida Holdings, Inc., KSL Georgia Holdings, Inc. and KSL Golf Holdings, Inc. became wholly-owned subsidiaries of Group in a transaction accounted for in a manner similar to a pooling of interests. Prior to April 30, 1997, these subsidiaries were wholly-owned by the Parent.

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

     As of October 31, 1998, the Company has six principal investments: (1) through KSL Golf Holdings, Inc. (Fairways), a Delaware corporation, the Company, through an intermediate subsidiary owns an 88.1% majority partnership interest in The Fairways Group, L.P. (TFG, L.P.), a Delaware limited partnership; (2) a 100% interest in KSL Florida Holdings, Inc. (Doral), a Delaware corporation; (3) a 100% interest in KSL Desert Resorts, Inc. (Desert Resorts), a Delaware corporation, (4) a 100% interest in KSL Georgia Holdings, Inc. (Lake Lanier), a Delaware corporation; (5) a 100% interest in KSL Grand Traverse Holdings, Inc. (Grand Traverse), a Delaware Corporation; and (6) a 100% interest in KSL Claremont Resort, Inc. (The Claremont), a Delaware corporation. TFG L.P. and an affiliate operate 24 golf facilities, 22 of which are owned, principally in the mid-Atlantic, southeast and midwestern United States. Fairways, through a subsidiary, is the managing general partner in TFG L.P. Doral owns and operates the Doral Golf Resort and Spa in Miami, Florida. Desert Resorts owns and operates the PGA WEST golf courses, the La Quinta Resort & Club and related activities in La Quinta, California. Lake Lanier leases and manages a resort recreation area of approximately 1,041 acres known as Lake Lanier, outside of Atlanta, Georgia. Grand Traverse owns and operates the Grand Traverse Resort and related activities outside of Traverse City, Michigan (Note 14). The Claremont owns and operates The Claremont Resort and Spa and related activities in the Berkeley Hills area near San Francisco, California (Note 14).

     On May 15, 1996, the Company, through a subsidiary, entered into a management agreement with Lake Lanier Islands Development Authority (LLIDA), a State of Georgia agency, to manage the facilities at Lake Lanier (a golf, hotel and recreation complex) which LLIDA leases from the United States Army Corps of Engineers (the Corps). LLIDA's intent was to privatize the management and operation of Lake Lanier through a sublease arrangement. Due to the need for third party consents and approvals, LLIDA and the Company entered into this management agreement as an interim step prior to execution of a sublease. At the closing of the sublease, which occurred in August 1997, the management agreement provided that LLIDA and the Company would be placed in the same economic position as if the sublease transaction had closed on May 15, 1996. Accordingly, the Company was credited with the net earnings (as defined) of the operations from May 15, 1996 to the closing date less amounts earned by the Company pursuant to the management agreement. Such net amount paid by the Company was recognized as an adjustment to the recorded values of the assets leased pursuant to the sublease. The sublease is accounted for as a capital lease. Accordingly, in August 1997, the Company recorded the net assets acquired pursuant to the sublease and recognized the net present value of the related minimum lease payments.

                     KSL RECREATION GROUP, INC. AND SUBSIDIARIES

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED OCTOBER 31, 1998, 1997 AND 1996
                                (DOLLARS IN THOUSANDS)


2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     BASIS OF CONSOLIDATION- The consolidated financial statements include the accounts of Group and its wholly owned subsidiaries. Investments in 50%-or-less owned affiliates in which Company management has significant influence are accounted for using the equity method of accounting. Under the equity method of accounting, the investment is carried at cost, adjusted each year for the appropriate share of investee income or loss and any cash contributions or distributions. All significant intercompany transactions and balances have been eliminated in the accompanying consolidated financial statements.

     CASH EQUIVALENTS- The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

     RESTRICTED CASH- Certain cash balances are restricted primarily to uses for debt service, capital expenditures, real estate taxes, insurance payments and letters of credit required for construction in progress.

     INVENTORIES- Inventories are stated primarily at the lower of cost, determined on the first-in, first-out method, or market. Base stock consisting of china, silver, glassware and linens is recorded using the base stock inventory method.

     REAL ESTATE UNDER DEVELOPMENT- All direct and indirect land costs, offsite and onsite improvements, and applicable interest and carrying costs are capitalized to real estate under development. Capitalized costs are included in real estate under development and expensed as real estate is sold; marketing costs are expensed in the period incurred. Land and land development costs are accumulated by project and are allocated to individual residential units, principally using the relative sales value method. Profit from sales of residential units is recognized upon closing using the full accrual method of accounting, provided that all the requirements prescribed by Statement of Financial Accounting Standards ("SFAS") No. 66, ACCOUNTING FOR SALES OF REAL ESTATE, have been met. Real estate assets for which management has committed to a plan of immediate disposition are reported at the lower of carrying amount or fair value less cost to sell.

     PROPERTY AND EQUIPMENT- Property and equipment is recorded at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the related assets. Generally, the estimated useful lives are 15 to 40 years for buildings and improvements and 3 to 10 years for furniture, fixtures and equipment. Improvements are capitalized while maintenance and repairs are charged to expense as incurred. Assets under capital leases are amortized using the straight-line method over the shorter of the lease term or estimated useful lives of the assets. Depreciation of assets under capital leases is included in depreciation and amortization expense in the accompanying consolidated statements of operations.

     LONG-LIVED ASSETS- Management reviews real estate and other long-lived assets, including certain identifiable intangibles and goodwill, for possible impairment whenever events or circumstances indicate the carrying amount of an asset may not be recoverable. If there is an indication of impairment, management prepares an estimate of future cash flows (undiscounted and without interest charges) expected to result from the use of the asset and its eventual disposition. If these cash flows are less than the carrying amount of the asset, an impairment loss is recognized to write down the asset to its estimated fair value. The fair value is estimated at the present value of future cash flows discounted at a rate commensurate with management's estimate of the business risks. Real estate assets, if any, for which management has committed to a plan to dispose of the assets, whether by sale or abandonment, are reported at the lower of carrying amount or fair value less cost to sell. Preparation of estimated expected future cash flows is inherently subjective and is based on management's best estimate of assumptions concerning expected future conditions.

     EXCESS OF COST OVER NET ASSETS OF ACQUIRED ENTITIES- The excess of the cost over the fair value of acquired entities (goodwill) is capitalized and amortized on a straight-line basis over 15 to 30 years. Amortization expense related to goodwill was approximately $4,558, $3,749 and $3,616 for fiscal years 1998, 1997 and 1996, respectively. The Company periodically evaluates the recoverability of goodwill by comparing the carrying value of goodwill to undiscounted estimated future cash flows from related operations.

                     KSL RECREATION GROUP, INC. AND SUBSIDIARIES

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED OCTOBER 31, 1998, 1997 AND 1996
                                (DOLLARS IN THOUSANDS)


     DEBT ISSUE COST- Debt issue costs are amortized over the life of the related debt and the associated amortization expense is included in interest expense in the accompanying consolidated financial statements.

     MEMBER DEPOSITS- Member deposits represent the required deposits for certain membership plans which entitle the member to the usage of various golf, tennis and social facilities and services. Member deposits are refundable, without interest, in thirty years or sooner under certain criteria and circumstances.

     MINORITY INTERESTS IN EQUITY OF SUBSIDIARY- Minority interests in equity of subsidiary represents minority shareholders' proportionate share of the equity in TFG L.P. The Company owned approximately 88.1% of TFG L.P. at October 31, 1998 and 1997.

     A minority interest partner (the Partner) in TFG L.P. had a partner deficit balance of approximately $3,555 and $3,322 as of October 31, 1998 and 1997, respectively. The Company has reduced the minority interest allocation of TFG L.P.'s net loss by the Partner's share of $233, $257, and $104 in fiscal years 1998, 1997 and 1996, respectively.

     INCOME TAXES- The Company accounts for income taxes under the provisions of SFAS No. 109, ACCOUNTING FOR INCOME TAXES, which requires an asset and liability approach in accounting for income taxes. Under this method, a deferred tax liability or asset is recognized for the estimated future tax effects attributable to temporary differences in the recognition of accounting transactions for tax and reporting purposes and from carryforwards. Measurement of the deferred items is based on enacted tax laws. In the event the future consequence of differences result in a deferred tax asset, SFAS No. 109 requires an evaluation of the probability of being able to realize the future benefits indicated by such asset. A valuation allowance related to a deferred tax asset is recorded when it is more likely than not that some portion or all of the deferred tax asset will not be realized. The Company is included in the consolidated federal and combined state income tax returns filed by the Parent. Pursuant to the terms of an agreement between the Company and the Parent, current and deferred income tax expenses and benefits are provided to the members of the tax sharing group, including the Company, based on their allocable share of the consolidated taxable income or loss. To the extent that the Federal tax losses of the Company are utilized by the Parent or other of the Parent's subsidiaries, the Company is compensated. The combined state tax liabilities will be allocated based on each member's apportioned share of the combined state tax liabilities. Had the Company's accounting for income taxes been performed utilizing the separate return basis, the provision (benefit) for income taxes would have been $(7,161), $149 and $260 for the years ended
October 31, 1998, 1997 and 1996, respectively.

     REVENUE RECOGNITION- Revenues related to dues and fees are recognized as income in the period in which the service is provided. Non-refundable membership initiation fees are recognized as revenue over the expected membership life. Other revenues are recognized at the time of sale or rendering of service.

     FAIR VALUE OF FINANCIAL INSTRUMENTS- The carrying amounts of cash and cash equivalents, trade receivables, other receivables, accounts payable and accrued liabilities approximate their fair values because of the short maturity of these financial instruments. Notes receivable approximate fair value as the interest rates charged approximate currently available market rates. Based on the borrowing rates currently available to the Company for debt with similar terms and maturities, the fair value of notes payable and obligations under capital leases approximate the carrying value of these liabilities.

     Member deposits represent liabilities with no defined maturities and are payable on demand, subject to certain conditions, and, accordingly, approximate fair value.

     USE OF ESTIMATES- The preparation of financial statements in conformity with generally accepted accounting principles necessarily requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from these estimates.

     EARNINGS (LOSS) PER SHARE- Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding. Diluted earnings per share are computed by dividing net income by the weighted average number of common shares and common share equivalents, if any, during the respective periods. Common share equivalents include the effect of dilutive stock options calculated using the treasury stock method.

                     KSL RECREATION GROUP, INC. AND SUBSIDIARIES

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED OCTOBER 31, 1998, 1997 AND 1996
                                (DOLLARS IN THOUSANDS)


     ACCOUNTING PRONOUNCEMENTS- During 1997, the Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income," which established standards for the reporting and displaying of comprehensive income. Comprehensive income is defined as all changes in a Company's net assets except changes resulting from transactions with shareholders. It differs from net income in that certain items currently recorded to equity would be a part of comprehensive income. Comprehensive income must be reported in a financial statement with the cumulative total presented as a component of equity. This statement will be adopted by the Company beginning November 1, 1998.

     During 1997, the Financial Accounting Standards Board issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," which will be adopted by the Company beginning November 1, 1998. SFAS No. 131 redefines how operating segments are determined and requires disclosure of certain financial and descriptive information about a company's operating segments. The Company believes the segment information required to be disclosed under SFAS No. 131 will be more comprehensive than previously provided, including expanded disclosure of income statement and balance sheet items. The Company will present the required segment information in its annual financial statements as of October 31, 1999, as required by SFAS No. 131.

     AICPA Statement of Position (SOP) 98-5, "Reporting on the Costs of Start-Up Activities," was issued in April 1998 and will be effective for the Company beginning November 1, 1999. SOP 98-5 broadly defines and provides guidance on the financial reporting of start-up costs and organization costs. SOP 98-5 requires costs of start-up activities and organization costs to be expensed as incurred. Any amounts capitalized as of the date of adoption will be expensed and reported as the cumulative effect of a change in accounting principle.

     In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments imbedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statements of financial position and measure those instruments at fair value. The Company believes that adoption of SFAS No. 133, which is required in fiscal 2000, will not have a material impact on the Company's consolidated financial statements.

     RECLASSIFICATION- Certain reclassifications have been made to the 1997 and 1996 consolidated financial statements to conform to the 1998 presentation.

3. NOTES RECEIVABLE

     Notes receivable of $4,866 and $4,061 at October 31, 1998 and 1997, respectively, primarily represent notes from members related to member deposits and bear interest primarily at 10%. The majority of these notes are due within three years.

     Notes receivable of $2,234 and $2,386 as of October 31, 1998 and 1997, respectively, primarily represent purchase money mortgage notes received in connection with the sale of a golf facility and various land parcels. Such notes are due at various dates primarily through 2002.

     During fiscal 1995, the Company sold one of the golf facilities included in the Company's original acquisition of TFG L.P. In connection with the sale, the Company received a note of approximately $1,900, collateralized by the facility sold. The note receivable bears interest at prime plus 2% (10.25% at October 31, 1998), with an interest rate floor of 9% and a cap of 11%. For certain periods, interest was deferred and added to principal. Monthly principal and interest payments of $20 commenced in July 1997 and were to continue through the maturity date of the note in July 2002. However, as of October 31, 1998, the note with a balance of $2,115 is in monetary default. Management had previously recorded a $317 reserve on the note. Management believes the fair market value of the facility to be in excess of the note's net book value of $1,798 and expects to regain ownership of the golf course facility through foreclosure or through conveyance of the deed in lieu of foreclosure.

     The Company, through TFG L.P., has a note receivable from a general partner of $676 as of October 31, 1998 and 1997. The note accrues interest at 8% and is due upon the earlier of April 2000 or the partner selling his partnership interest for cash proceeds. No principal or interest payments are due on the note until it matures (Note 12). In July 1996, this general partner pledged TFG L.P. partnership units as security for repayment of this note.

                     KSL RECREATION GROUP, INC. AND SUBSIDIARIES

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED OCTOBER 31, 1998, 1997 AND 1996
                                (DOLLARS IN THOUSANDS)

4.  INVENTORIES


      Inventories consist of the following:                                                       OCTOBER 31,
                                                                                                  -----------
                                                                                               1998          1997
                                                                                               ----          ----
     Merchandise.....................................................................      $     5,253   $      3,791
     Food and beverage...............................................................            1,724          1,629
     Base stock (china, silver, glassware, linen)....................................            2,131          1,182
     Supplies and other..............................................................              977            781
                                                                                           ------------  ------------
                                                                                           $    10,085   $      7,383
                                                                                           ------------  ------------
                                                                                           ------------  ------------

5.  PROPERTY AND EQUIPMENT


       Property and equipment consist of the following:

                                                                                                    OCTOBER 31,
                                                                                                    -----------
                                                                                                1998          1997
                                                                                                ----          ----
     Land and land improvements......................................................      $    278,406  $    242,815
     Buildings.......................................................................           219,094       171,364
     Furniture, fixtures and equipment...............................................            96,109        79,033
     Construction in progress........................................................            10,422         5,071
                                                                                           ------------  ------------
                                                                                                604,031       498,283
     Less accumulated depreciation...................................................          (95,219)      (66,847)
                                                                                           ------------  ------------
        Property and equipment, net..................................................      $    508,812  $    431,436
                                                                                           ------------  ------------
                                                                                           ------------  ------------


6. OTHER ASSETS



      Other assets consist of the following:
                                                                                                       OCTOBER 31,
                                                                                                       -----------
                                                                                                   1998            1997
                                                                                                   ----            ----
     Undeveloped land....................................................................     $       16,376  $      16,376
     Debt issue costs, less accumulated amortization of $1,442 and $473, respectively....              8,448          9,064
     Favorable leases, less accumulated amortization of $2,120 and $1,694, respectively..              3,278          2,019
     Other intangibles, less accumulated amortization of $845 and $609, respectively.....              2,903          2,666
     Lease agreements, less accumulated amortization of $1,648 and $324, respectively....              2,307          3,555
     Deposits and other assets...........................................................                860            660
                                                                                              --------------  -------------
                                                                                              $       34,172  $      34,340
                                                                                              --------------  -------------
                                                                                              --------------  -------------


     The favorable lease assets represent the difference between the stated lease terms and the estimated fair value of two golf course leases acquired and are amortized over the lease terms. Other intangibles primarily represent costs related to certain membership programs which are being amortized over 5 to 30 years using the straight-line method. Lease agreements represent the estimated fair value of lease contracts with third parties related to a condominium leasing program associated with the acquisition of Grand Traverse and is amortized generally over three years. Amortization expense for these other assets, excluding debt issue costs, approximated $2,029, $960, and $573 for 1998, 1997 and 1996, respectively.

                    KSL RECREATION GROUP, INC. AND SUBSIDIARIES

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                FOR THE YEARS ENDED OCTOBER 31, 1998, 1997 AND 1996
                               (DOLLARS IN THOUSANDS)


7. LONG-TERM DEBT


         Long-term debt consists of the following:
                                                                                                                   OCTOBER 31,
                                                                                                              1998            1997
                                                                                                              ----            ----
Senior subordinated redeemable notes payable, with interest payable semi-annually at 10.25%,
     principal due at maturity on May 1, 2007................................................            $   125,000   $   125,000
Term notes, payable in annual installments of $1,000 with interest payable either at Prime plus .75% or LIBOR plus 2.0% (6.97% at October 31, 1998),
     $46,500 maturing April 30, 2005 and $46,000 maturing April 30, 2006.....................                 99,000       100,000
Revolving note, total available of $275,000, with interest payable at either Prime plus
     .625% or LIBOR plus 1.625% (6.56% to 8.625% at October 31, 1998), principal due at
     maturity on April 30, 2004..............................................................                177,750       102,500
Mortgage notes payable.......................................................................                  3,244            --
                                                                                                         -----------   -----------
                                                                                                             404,994       327,500
Less current portion.........................................................................                (1,044)       (1,000)
                                                                                                         -----------   -----------
Long-term portion............................................................................            $   403,950   $   326,500
                                                                                                         -----------   -----------
                                                                                                         -----------   -----------


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

     In April 1998, the Company's maximum borrowings under its revolving credit facility were increased to $275,000. Maximum borrowings under the revolving credit line decrease from a maximum of $275,000 to $257,320 in May 2000, $239,640 in May 2001, $216,070 in May 2002 and $186,610 in May 2003.

     The terms of the credit facility contain certain financial covenants including interest coverage, fixed charges, leverage ratios and restrictions on dividends. Certain of the long-term debt agreements provide that any distributions of profits must satisfy certain terms and must be approved by the lenders, require the Company to maintain specified financial ratios and, in some instances, govern investments, capital expenditures, asset dispositions and borrowings. In addition, mandatory prepayments are required under certain circumstances, including the sale of assets. The Company pays a commitment fee at a rate that currently is equal to .375% per annum on the undrawn portion of the commitments with respect to the credit facility. Total non-use fees of approximately $352, $437, and $262 were paid in 1998, 1997, and 1996 respectively, on the daily average of the unused amount of certain revolving and term loan commitments. The credit facility contains provisions under which commitment fees and interest rates for the revolving credit facility will be adjusted in increments based on the achievement of certain performance goals. The Company was in compliance with the financial covenants at October 31, 1998.

                    KSL RECREATION GROUP, INC. AND SUBSIDIARIES

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                FOR THE YEARS ENDED OCTOBER 31, 1998, 1997 AND 1996
                               (DOLLARS IN THOUSANDS)

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

     Scheduled principal payments on long-term debt as of October 31, 1998 are as follows:

               Year ending October 31:


               1999     ..........................................   $    1,044
               2000     ..........................................        1,047
               2001     ..........................................        1,052
               2002     ..........................................        1,056
               2003     ..........................................        1,061
               Thereafter.........................................      399,734
                                                                     ----------

               Total                                                 $  404,994
                                                                     ----------
                                                                     ----------

     During 1998, 1997 and 1996, the Company capitalized interest of approximately $754, $0, and $577, respectively, related to construction in progress activities.

8. OBLIGATIONS UNDER CAPITAL LEASES

     During 1997, the Company entered into a fifty year sublease of a resort recreation area of approximately 1,041 acres known as Lake Lanier (Note 1). Under the terms of the sublease, the Company is required to make monthly base lease payments of $250. An additional annual payment equal to 3.5% of gross revenues in excess of $20,000 is payable pursuant to the sublease, with a minimum of $100 in years one through five and $200 in years six through fifty. Pursuant to the sublease, the Company is required to spend 5% of annual gross revenues on capital replacement and improvements, with carryover provisions allowing all or some portion of these amounts to be deferred to subsequent years. In addition, the Company is committed to expend $5,000 over the first five years of the sublease for the development and construction of new capital projects. This sublease expires in 2046 and is guaranteed by the Parent. Additionally, the Company has entered into certain leases for equipment and golf carts that are classified as capital leases.

     Property under the sublease and the other capital leases is summarized as follows:

                                                           OCTOBER 31,
                                                           -----------
                                                      1998             1997
                                                      ----             ----
       Buildings and land improvements........... $     24,715    $     24,715
       Equipment.................................       15,901          15,617
       Less accumulated depreciation.............      (8,741)         (5,606)
                                                  ------------    ------------

                                                  $     31,875    $     34,726
                                                  ------------    ------------
                                                  ------------    ------------

                   KSL RECREATION GROUP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE YEARS ENDED OCTOBER 31, 1998, 1997 AND 1996
                             (DOLLARS IN THOUSANDS)

     Total minimum payments due under capital leases at October 31,1998 are summarized as follows:



                                                              LAKE LANIER      OTHER CAPITAL
                                                                SUBLEASE          LEASES           TOTAL
                                                                --------          ------           -----
Year ending October 31:

     1999.................................................   $       3,100    $       3,203   $       6,303
     2000.................................................           3,100            2,127           5,227
     2001.................................................           3,100              942           4,042
     2002.................................................           3,125              373           3,498
     2003.................................................           3,200               --           3,200
     Thereafter...........................................         140,000               --         140,000
                                                             -------------    -------------   -------------
Total minimum lease payments..............................         155,625            6,645         162,270
Less amounts representing interest........................       (124,308)            (744)       (125,052)
                                                             -------------    -------------   -------------

Present value of minimum lease payments...................          31,317            5,901          37,218
Less current portion......................................            (25)          (2,777)         (2,802)
                                                             -------------    -------------   -------------

Long-term portion.........................................   $      31,292    $       3,124   $      34,416
                                                             -------------    -------------   -------------
                                                             -------------    -------------   -------------


9. INCOME TAXES

     The components of the Federal and state income tax expense (benefit) are as follows:

                                                                       YEAR ENDED OCTOBER 31,
                                                                       ----------------------
                                                                1998             1997             1996
                                                                ----             ----             ----
Current:
     Federal...........................................     $        391      $        --  $        (150)
     State.............................................              228              263              65
                                                           -------------      -----------  --------------
                                                                     619              263            (85)
Deferred:
     Federal                                                     (6,664)            (105)               3
     State.............................................            (952)             (15)              --
                                                           -------------      -----------  --------------
                                                                 (7,616)            (120)               3
                                                           -------------      -----------  --------------
Total    ..............................................    $     (6,997)      $       143  $         (82)
                                                           -------------      -----------  --------------
                                                           -------------      -----------  --------------


     Taxes on income vary from the statutory Federal income tax rate applied to earnings before taxes on income and extraordinary items as follows:


                                                                      YEAR ENDED OCTOBER 31,
                                                                      ----------------------
                                                                1998           1997            1996
                                                                ----           ----            ----
Statutory Federal income tax rate (35%) applied to
   earnings before income taxes and
    extraordinary items...............................       $    2,491    $      1,030    $     (4,361)
Increase (decrease) in taxes resulting from:
     State income taxes, net of federal benefits......              358             147            (623)
     Change in valuation allowance....................         (11,071)         (1,128)            4,040
Benefits of lower federal income tax rate.............              152              29              125
Reduction in state tax carryforwards..................              698            (96)              348
Other    .............................................              375             161              389
                                                             ----------    ------------    -------------
                                                             $  (6,997)    $        143    $        (82)
                                                             ----------    ------------    -------------
                                                             ----------    ------------    -------------

                   KSL RECREATION GROUP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE YEARS ENDED OCTOBER 31, 1998, 1997 AND 1996
                             (DOLLARS IN THOUSANDS)


     Deferred income tax assets and liabilities arising from differences between accounting for financial statement purposes and tax purposes, less valuation reserves at October 31, are as follows:


                                                                             OCTOBER 31,
                                                                             -----------
                                                                         1998          1997
                                                                         ----          ----
Deferred tax assets:
     Net operating loss carryforwards ............................     $ 12,188     $ 15,968
     Capitalized lease ...........................................        1,457        1,574
     Deferred income .............................................          975          365
     Investment in partnership interest ..........................        2,178        2,049
     Self-insured employee benefit programs ......................          856          433
     Capitalized assets ..........................................          512           --
     Other .......................................................        1,188          946
                                                                       --------     --------

          Total deferred tax assets ..............................       19,354       21,335
Less valuation reserve                                                       --      (11,071)
                                                                       --------     --------
        Deferred tax assets, net .................................       19,354       10,264
Deferred tax liabilities:
     Purchase price adjustment (Note 13) .........................       16,098       15,978
     Fixed assets ................................................        4,549        4,494
     Prepaid real property taxes .................................        1,018        1,080
     Basis difference in partnerships ............................           --          316
     Amortization of intangibles .................................        4,604        3,192
     Capitalized assets ..........................................           --           78
     Other .......................................................          671          328
                                                                       --------     --------
        Total deferred tax liabilities ...........................       26,940       25,466
                                                                       --------     --------
        Net deferred tax liability ...............................     $ (7,586)    $(15,202)
                                                                       --------     --------
                                                                       --------     --------

     In fiscal 1997 and 1996, the Company reserved for net deferred tax assets whose realization depended on future taxable income. In fiscal 1998, the Company has concluded that realization of such net deferred tax assets is more likely than not and has accordingly, reversed the valuation allowance. The valuation reserve was decreased by $11,071 and $1,128 during 1998 and 1997, respectively and was increased by $4,040 during 1996.

     At October 31, 1998, the Company has net operating loss carryforwards available of approximately $31,599, which will begin to expire in the year ending October 31, 2009, to offset future federal taxable income. State net operating loss carryforwards total approximately $31,903, and will begin to expire in the year ending October 31, 1999.

10. STOCKHOLDER'S EQUITY

     During 1997 and 1996, the Company received capital contributions of approximately $9,005 and $5,035, respectively, from the Parent. The 1997 contributions were used primarily for equipment and other fixed asset purchases at Lake Lanier and the 1996 contributions were used primarily for property renovations at Doral.

     Concurrent with the Refinancings (Note 7), the Company provided dividends to the Parent of $23,321 and a return of capital of $39,033 including a transfer of the Company's $2,155 investment in certain limited partnerships at historical cost. Immediately prior to the contribution from the Parent of certain subsidiaries (Note 1), Wild West provided a dividend to the Parent of $600 and the Parent contributed additional capital of $139 to VRI.

                   KSL RECREATION GROUP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE YEARS ENDED OCTOBER 31, 1998, 1997 AND 1996
                             (DOLLARS IN THOUSANDS)


     In February 1997, the Financial Accounting Standards Board issued SFAS No. 128, EARNINGS PER SHARE (EPS), which requires the Company to disclose basic EPS and diluted EPS for all periods for which an income statement is presented. The Company has adopted this standard effective November 1, 1997. The EPS data for the current reporting and comparable periods in the prior year have been computed in accordance with SFAS No. 128. There was no difference between reported EPS computed in accordance with SFAS No. 128 and amounts that were or would have been reported using the Company's previous method of accounting for EPS.

     In December 1998, the number of authorized shares of the Company was increased to twenty-five thousand shares.

11. COMMITMENTS AND CONTINGENCIES

     The Company is a party to various litigation matters which are incidental to its business. Although the results of the litigation cannot be predicted with certainty, management believes that the final outcome of such matters will not have a material adverse effect on the Company's consolidated financial statements.

     Contractual obligations primarily associated with construction in progress approximated $12,655 at October 31, 1998, consisting primarily of real estate under development at Desert Resorts, a pool and water feature at Doral, ballroom renovation at Lake Lanier and a new clubhouse at Grand Traverse.

     In May 1998, Doral entered into a non-binding letter of intent for the sale, development, construction and marketing of interval ownership units on approximately ten acres of real property currently being utilized by Doral as a golf course. If a definitive agreement is reached, the sales price for the real estate would be $9,500, and the transaction would be expected to close no earlier than June 1999, subject to due diligence review and obtaining certain land use approvals.

12. RELATED PARTY TRANSACTIONS

     Effective April 1, 1998, Desert Resorts entered into a management agreement with an unconsolidated affiliate, KSL Land II Corporation ("Land II"), whereby Land II will provide development services for the entitlement, subdivision, construction, marketing, and sale of approximately 97 single family detached units on approximately eleven acres of real estate currently owned by Desert Resorts. The development site is adjacent to the Desert Resorts' La Quinta Resort & Club. The contractor and project management fees for these services are calculated as 6.0% of the Project Sales Revenues, as defined, and are expected to total approximately $3,400. Also, Land II is to be paid by Desert Resorts a marketing fee in an amount equal to 2.75% of the Project Sales Revenues. Such marketing fee will be used by Land II primarily to pay marketing, sales and promotional expenses to third parties. The project is expected to have an eighteen-month build out ending in fiscal 2000. In fiscal 1998, Desert Resorts paid $330 to Land II for project management fees. The total investment by Desert Resorts is expected to approximate $37,900, of which approximately $7,200 was incurred through October 31, 1998.

     The Company provided financing to an affiliate, KSL Land, of approximately $26,000 at October 31, 1995. The notes receivable bear interest at rates ranging from 4% to 8.5%. On December 20, 1995, the Company forgave $2,930 of the notes receivable (Note 13). The Company recorded interest income of $87 in 1996 related to these notes receivable. KSL Land retired the remaining notes payable to the Company in December 1995, when KSL Land and the Company obtained debt financing of $153,000 (Note 7). As a result of the Refinancings (Note 7), the Company provided financing to KSL Land of approximately $20,800 at April 30, 1997. The Company recorded interest income of $1,797 and $798 in 1998 and 1997, respectively, related to this note receivable. This unsecured note receivable bears interest at 8% and is payable at maturity in June 2001.

     During 1998, 1997 and 1996, the Company incurred $8,750, $5,106 and $3,199, respectively, of expenses to be reimbursed to the Parent. Such management fees and reimbursed expenses are included in corporate fee expense in the accompanying consolidated statements of operations.

                   KSL RECREATION GROUP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE YEARS ENDED OCTOBER 31, 1998, 1997 AND 1996
                             (DOLLARS IN THOUSANDS)


     TFG L.P. has a note receivable from a general partner of $676, which is included in long-term notes receivable at October 31, 1998 and 1997. The note accrues interest at 8% and is due upon the earlier of April 2000 or the partner selling his partnership interest for cash proceeds. No principal or interest payments are due on the note until it matures. TFG L.P. accrued interest income of $54 related to the note during each of 1998, 1997 and 1996. In July 1996, the general partner pledged TFG L.P. partnership units as security for repayment of this note. In July 1996, the Parent entered into a put/call agreement with one of the minority interest partners in TFG L.P. to purchase such minority interest at any time through May 1, 2030 (Note 16).

     On April 30, 1997, the Company sold its investment in a land partnership at historical cost of $1,621 (which approximated fair value) to an affiliate.

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

14.  ACQUISITIONS

     On April 21, 1998, the Company, through a wholly owned subsidiary, acquired substantially all the assets and certain liabilities of The Claremont Resort and Spa, a 279 room luxury hotel and spa located in the Berkeley Hills, near San Francisco, California, for approximately $88,000. The purchase was financed under the revolving credit portion of the Company's credit facility (Note 7) and has been accounted for using the purchase method of accounting. Accordingly, the operating results of The Claremont have been included in the Company's consolidated financial statements since acquisition. The excess of the aggregate purchase price over the fair value of the net assets acquired of approximately $26,700, including acquisition costs, is being amortized over 30 years.

     The following are the Company's unaudited pro forma consolidated results of operations for the year ended October 31, which assume the Claremont transaction occurred as of November 1, 1996:

           (In thousands, except per share data)
                                                                                1998           1997
                                                                                ----           ----
           Revenues .....................................................    $  311,367     $ 256,885
           Income before extraordinary item..............................        11,485         2,304
           Net income (loss).............................................        11,485        (5,468)
           Basic and diluted earnings (loss) per share...................        11,485        (5,468)

     The unaudited pro forma results do not necessarily represent results which would have occurred if the acquisition had taken place as of the beginning of the fiscal periods presented, nor do they purport to be indicative of the results that will be obtained in the future.

                   KSL RECREATION GROUP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE YEARS ENDED OCTOBER 31, 1998, 1997 AND 1996
                             (DOLLARS IN THOUSANDS)


     Also, in the quarter ended April 30, 1998, the Company acquired, in separate transactions, two golf course facilities for an aggregate purchase price of approximately $14,800, including the assumption of certain liabilities of approximately $3,300. The acquisitions were financed under the revolving credit portion of the Company's credit facility. Accordingly, the operating results of the two facilities have been included in the Company's consolidated financial statements since acquisition. The pro forma results of operations of these two facilities were not material to the Company.

     On August 11, 1997, the Company, through a subsidiary, acquired the Grand Traverse Resort, a 426-room hotel and related golf and recreational facilities, located outside Traverse City, Michigan for approximately $45,000. The purchase of Grand Traverse was financed under the revolving credit portion of the Company's credit facility (Note 7). The acquisition has been accounted for as a purchase and accordingly, the operating results of Grand Traverse have been included in the Company's consolidated financial statements since acquisition. The excess of the aggregate purchase price over the fair value of the net assets acquired of approximately $6,000 is being amortized over 15 years. Assuming the Grand Traverse acquisition had occurred as of November 1, 1995, the Company's fiscal 1997 and 1996 pro forma revenues would have been $247,142 and $212,249, respectively, pro forma income (loss) before income taxes and extraordinary items would have been $2,824 and ($10,961), respectively, and both pro forma net income (loss) and net earnings (loss) per share would have been ($483) in 1997 and $21,241 in 1996. These unaudited pro forma results do not include any pro forma effects of the Claremont acquisition described above and do not necessarily represent results which would have occurred if the acquisition had taken place as of the beginning of the fiscal periods presented, nor do they purport to be indicative of the results that will be obtained in the future.

15.  UNAUDITED QUARTERLY FINANCIAL INFORMATION

(In thousands, except per share data)
                                                    FIRST         SECOND            THIRD         FOURTH
                                                   QUARTER       QUARTER           QUARTER        QUARTER            TOTAL
                                                   -------       -------           -------        -------            -----
For the year ended October 31, 1998:
Revenues                                         $   65,602     $   84,629        $   74,424     $   71,615        $ 296,270
Income from operations......................          7,730         21,710             7,282          3,391           40,113
Net income (loss) ..........................              9         13,970           (1,840)          1,975   (a)     14,114

Basic and diluted earnings (loss) per share.              9         13,970           (1,840)          1,975           14,114

For the year ended October 31, 1997:
Revenues                                         $   54,549    $    70,565        $   43,531     $   57,425        $ 226,070
Income (loss) from operations...............         10,046         21,278              (54)          1,568           32,838
Net income (loss) ..........................          1,812          8,756  (b)      (6,803)        (4,128)            (363)

Basic and diluted earnings (loss) per share.          1,812          8,756           (6,803)        (4,128)            (363)

(a) Includes tax benefit of $6,997 primarily resulting from the reversal of deferred tax asset valuation allowance established in prior years.
(b) Includes extraordinary loss on early extinguishment of debt of $3,164.

16.  SUBSEQUENT EVENTS

     On December 29, 1998, the Company, through a subsidiary, purchased substantially all of the assets and certain liabilities of the Grand Wailea Resort Hotel & Spa, a 781 room resort in Maui, Hawaii for approximately $375,000, including the assumption of approximately $275,000 in mortgage financing. The acquisition is to be accounted for using the purchase method of accounting. The excess of the purchase price over the debt assumed, acquisition related costs, and working capital were funded with an $110,000 equity investment by the Parent in the Company. The Company paid $4,000 to an affiliate of the Parent for financial advisory services in connection with the Grand Wailea acquisition.

     In January 1999, the Parent exercised its put/call agreement (Note 12) with one of the Minority Interest Partners in TFG L.P. As a result, the Parent acquired an additional 7.61% ownership interest in TFG L.P., which the Parent contributed to the Company. The Company will record goodwill of approximately $9,000.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS

         Set forth below are the names, ages and positions of the directors and executive officers of the Company (unless otherwise specified), together with other key executive officers of the Company's subsidiaries and Parent. The terms of each of the directors will expire annually upon the election and qualification at the annual meeting of shareholders.

                             NAME                  AGE                             POSITION
                             ----                  ---                             --------
DIRECTORS AND EXECUTIVE OFFICERS:
Michael S. Shannon                                  40   President, Chief Executive Officer and Director
Larry E. Lichliter                                  55   Executive Vice President and Director
John K. Saer, Jr.                                   42   Vice President, Chief Financial Officer and Treasurer
Nola S. Dyal                                        49   Vice President, General Counsel and Secretary
Steven F. Elliott                                   35   Vice President of Corporate Finance
E. D. "Murray" Bryant                               52   Vice President of Direct Marketing and Sales
Doris Allen-Kirchner                                46   Vice President of Human Resources
James E. Wanless                                    45   Vice President of Club and Membership Development
Thomas F. McGrath                                   48   Vice President of Merchandising and Events
Gary M. Beasley                                     33   Vice President of Acquisitions
Emily-May Richards                                  50   Corporate Controller
Henry R. Kravis                                     54   Director
George R. Roberts                                   55   Director
Paul E. Raether                                     52   Director
Michael T. Tokarz                                   49   Director
Scott M. Stuart                                     39   Director
Alexander Navab, Jr.                                33   Director

OTHER KEY EXECUTIVE OFFICERS:
Eric L. Affeldt                                     41   Vice President, KSL Desert Resorts, Inc.
Mark A. Burnett                                     34   President, KSL Fairways Golf Corporation
Scott M. Dalecio                                    36   President, KSL Desert Resorts, Inc.
Joel B. Paige                                       39   President,  KSL Florida Holdings, Inc. and KSL Grand Traverse
                                                         Holdings, Inc., KSL Hotel Corp. and KSL Silver Properties
Raymond C. Williams                                 52   President, KSL Lake Lanier, Inc.

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

   NOLA S. DYAL. Ms. Dyal has been Vice President, General Counsel and Secretary of the Company since its formation. Ms. Dyal joined Parent in November 1993 as Vice President, General Counsel and Secretary. Ms. Dyal also serves as Vice President, General Counsel and Secretary for each of the Company's subsidiaries. From 1986 to 1993, Ms. Dyal was Vice President, General Counsel and Secretary of Vail Associates.

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

   E. D. "MURRAY" BRYANT. Mr. Bryant became Vice President of Direct Sales and Marketing of the Company and the Parent in September 1997. At that time, Mr. Bryant was also elected Vice President of Direct Marketing and Sales for certain of the Company's subsidiaries. From January 1991 to September 1997, Mr. Bryant was Vice President, Western Region Sales and Marketing for Marriott Vacation Club International.

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

   THOMAS MCGRATH. Mr. McGrath has been Vice President of Merchandising and Events of the Company since its formation. Mr. McGrath joined Parent in June 1996 as Vice President of Merchandising and Events. From 1988 until joining Parent, Mr. McGrath was Vice President of Merchandising with Silver Dollar City, Inc. in Branson, Missouri.

   GARY M. BEASLEY. Mr. Beasley became Vice President of Acquisitions for the Parent in November 1997 and Vice President of Acquisitions for the Company on October 20, 1998. He joined the Parent in June 1995 as an Associate in Business Development and became Director of Acquisitions in December 1996. Prior to joining Parent, Mr. Beasley was an Associate at Security Capital Group, Inc. from September 1993 to June 1995. From September 1991 to June 1993, Mr. Beasley attended Stanford Business School where he received his Masters in Business Administration.

   EMILY-MAY RICHARDS. Ms. Richards has been Corporate Controller of the Company since its formation. Ms. Richards joined Parent in October 1994 as Corporate Controller after serving as a private consultant for Parent and its subsidiaries with Richards Group, P.C., a certified public accounting firm founded by Ms. Richards in 1986. Ms. Richards is also the Corporate Controller or Assistant Controller of all of the Company's subsidiaries and KSL Land and its subsidiaries. Ms. Richards owned and operated the Richards Group, P.C. from 1986 to 1994.

   HENRY R. KRAVIS. Mr. Kravis, Founding Partner of KKR, is a Director of Parent and the Company and a managing member of the Executive Committee of the limited liability company which serves as the general partner of KKR. Mr. Kravis is also a Director of Accuride Corporation, Amphenol Corporation, B&S Holdings Corporation (Neway Ancholok International, Inc.), BRW Acquisition, Inc. (Bristol West Insurance Group), Borden, Inc., The Boyds Collection, Ltd., Bruno's, Inc., Evenflo Company, Inc., The Gillette Company, Glenisla Group, Ltd., KSL Golf Holdings, Inc., KSL Land Corporation, MedCath Incorporated, Newsquest plc, Owens-Illinois Group, Inc., Owens-Illinois, Inc., PRIMEDIA, Inc., Randall's Food Markets, Inc., Regal Cinemas, Inc., RELTEC Corporation, Safeway, Inc., Sotheby's Holdings, Inc., Spalding Holdings Corporation, Willis Corroon Group Limited, U.S. Natural Resources, Inc. and United Fixtures Company.

   GEORGE R. ROBERTS. Mr. Roberts, Founding Partner of KKR, is a Director of Parent and the Company and a managing member of the Executive Committee of the limited liability company which serves as the general partner of KKR. He is also a Director of Accuride Corporation, Amphenol Corporation, AutoZone, Inc., Borden, Inc., Boyds Collections, Ltd., Bristol West Insurance Group, Bruno's, Inc., DIL Trust, E & S Holdings Corporation, IDEX Corporation, KinderCare Learning Center, Inc., KSL Land Corporation, MedCath Incorporated, Neway Anchorlok International, Owens-Illinois Group, Inc. Owens-Illinois, Inc., PRIMEDIA, INC., Randall's Food Markets, Inc., Regal Cinemas, Inc., RELTEC Corporation, Rhine Reinsurance Company, Safeway, Inc., United Fixtures Company, U.S. Natural Resources, Inc., Willis Corroon Group Limited, and World Color Press, Inc.

   PAUL E. RAETHER. Mr. Raether is a Director of Parent and the Company and is a member of the limited liability company which serves as the general partner of KKR. He is also a Director of Bruno's, Inc., IDEX Corporation, KSL Land Corporation, and Randall's Food Markets, Inc. Mr. Raether joined KKR in 1980.

   MICHAEL T. TOKARZ. Mr. Tokarz is a Director of Parent and the Company and is a member of the limited liability company which serves as the general partner of KKR. Prior to 1993, Mr. Tokarz was an Executive at KKR. He is also a Director of B&S Holdings Corporation (Neway Anchorlok International, Inc.), IDEX Corporation, KAMAZ, Inc., KSL Golf Holdings, Inc., KSL Land Corporation, PRIMEDIA, Inc., Spalding Holdings Corporation, United Fixtures Company, and Walter Industries, Inc. Mr. Tokarz joined KKR in 1985.

   SCOTT M. STUART. Mr. Stuart is a Director of Parent and the Company and is a member of the limited liability company which serves as the general partner of KKR. Prior to 1995, Mr. Stuart was an Executive at KKR. In addition, Mr. Stuart is a Director of AEP Industries, Inc., Borden, Inc., The Boyds Collection, Ltd., Corning Consumer Products, Glenisla Group, Ltd. (U.K.), KSL Golf Holdings, Inc., KSL Land Corporation, Newsquest plc, and World Color Press, Inc. Mr. Stuart joined KKR in 1986.

   ALEXANDER NAVAB, JR. Mr. Navab is a Director of Parent and the Company and has been an Executive at KKR since 1993. Prior to joining KKR, Mr. Navab was employed by James D. Wolfensohn Incorporated. He is also a Director of Borden, Inc., B&S Holdings Corporation (Neway Anchorlok International, Inc.), KAMAZ, Inc., KSL Land Corporation, Newsquest plc, Regal Cinemas, Inc., RELTEC Corporation, World Color Press, Inc.

   ERIC L. AFFELDT. In January 1999, Mr. Affeldt became Vice President of KSL Desert Resorts. Prior to that, Mr. Affeldt was President of KSL Hotel Corp., the operating subsidiary which owns Doral. Prior to that, Mr. Affeldt was President of KSL Fairways Golf Corporation, a subsidiary of the Company and the managing general partner of The Fairways Group, L.P., a limited partnership through which Fairways operations are conducted. Mr. Affeldt joined Parent in July 1992 as Director of Finance. After serving as Vice President of Acquisitions of The Fairways Group, he became its President in July 1995. Prior to joining the Company, Mr. Affeldt owned and operated Vail Financial Planning, a financial advisory firm in Vail, Colorado.

   MARK A. BURNETT. On December 29, 1997, Mr. Burnett became President of KSL Fairways Golf Corporation, a subsidiary of the Company and the managing general partner of The Fairways Group, L.P., a limited partnership through which Fairways operations are conducted. He had served as its Vice President since May 1997. Prior to that, Mr. Burnett was the southern regional manager for KSL Fairways since August 1996. From August 1991 to July 1996, Mr. Burnett was employed by Golf Enterprises, Inc. in Dallas, Texas in various capacities, including Vice President of Western Operations from March 1994 through July 1996.

   SCOTT M. DALECIO. In December 1998, Mr. Dalecio became President of KSL Grand Wailea Resorts, Inc. Mr. Dalecio has been President of KSL Desert Resorts, Inc., the operating subsidiary which operates both the La Quinta Resort & Club and PGA WEST in La Quinta, California since March 1996. Prior thereto, Mr. Dalecio held several management positions with the La Quinta Resort & Club since joining La Quinta Resort & Club in 1986, including President and General Manager. Mr. Dalecio is also the President or Vice President of each of the four operating subsidiaries of KSL Desert Resorts, Inc.

   JOEL B. PAIGE. Mr. Paige has been the President of KSL Florida Holdings, Inc., a subsidiary of the Company which owns KSL Hotel Corp. and KSL Silver Properties, Inc., since December 1996. Mr. Paige is also the President of KSL Grand Traverse Holdings, Inc., and its four wholly owned operating subsidiaries, which own and operate the Grand Traverse Resort and its related assets, acquired in August 1997. From April 1995 through December 1997 and from January 1999 to present, Mr. Paige has also been the President of KSL Hotel Corp. From November 1994 through April 1995, Mr. Paige was General Manager at the Scottsdale Hilton in Scottsdale, Arizona. From September 1990 until joining the Scottsdale Hilton, Mr. Paige was employed as General Manager of Doral.

   RAYMOND C. WILLIAMS. Mr. Williams has been President of KSL Lake Lanier, Inc., the operating subsidiary which leases and operates Lake Lanier since July 1996. Prior to July 1996, Mr. Williams was Vice President and Chief Operating Officer of Arrow Dynamics in Salt Lake City, Utah. From 1973 to 1995, Mr. Williams was an executive for Six Flags Theme Parks, Inc., holding several positions, including Senior Vice President, Operational Planning & Strategy.

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

ITEM 11.    EXECUTIVE COMPENSATION

     Prior to the formation of the Company in March 1997, Parent employed executive officers of the Company and all compensation for such officers was paid by Parent. The following table presents certain summary information concerning compensation paid or accrued by Parent for services rendered in all capacities for the fiscal years ended October 31, 1998, 1997 and 1996 for
(i) the chief executive officer of the Company and (ii) each of the four other most highly compensated executive officers of the Company, determined as of October 31, 1998 (collectively, the "Named Executive Officers").

                       SUMMARY COMPENSATION TABLE (1) (2)

                                                                                        LONG-TERM COMPENSATION
                                              ANNUAL COMPENSATION                     AWARDS              PAYOUTS
                                      ------------------------------------- ---------------------------- ---------- ----------------
                                                                  OTHER                    SECURITIES
NAME AND                                                         ANNUAL     RESTRICTED     UNDERLYING                  ALL OTHER
PRINCIPAL                                                        COMPEN-      STOCK        OPTION/         LTIP        COMPEN-
POSITION                       YEAR     SALARY       BONUS       SATION      AWARD(S)         SARS        PAYOUTS       SATION
--------                       ----     ------       -----       ------      --------         ----        -------       ------
Michael S. Shannon
President and Chief            1998     $ 500,000   $ 600,000         --           --              --         --     $    27,864(5)
Executive Officer              1997       475,000     650,000         --           --              --         --          27,864
                               1996       450,000     615,000         --           --              --         --          27,864

Larry E. Lichliter
Executive Vice President       1998       275,000     225,000         --           --              --         --          29,962(5)
                               1997       275,000     175,000         --           --              --         --          29,962
                               1996       250,000     175,000         --           --              --         --          29,962
John K. Saer, Jr.
Vice President, Chief
Financial Officer and          1998       275,000     200,000         --           --              --         --              --
Treasurer                      1997       244,000     250,000         --           --             707         --              --
                               1996       190,000     150,000         --           --              --         --              --

Nola S. Dyal
Vice President, General        1998       250,000      90,000         --           --              --         --                (4)
Counsel and Secretary          1997       200,000     200,000         --           --             477         --              --
                               1996       195,000     105,000         --           --              --         --              --

E.D. "Murray" Bryant
Vice President of Direct
Sales and Marketing (3)        1998       200,000     100,000         --           --              --         --              --
                               1997        19,230          --         --           --              --         --              --

-------

(1) After formation of the Company, the Parent has and will continue to pay all compensation for the Named Executive Officers; however, the Company will reimburse Parent for the amount of all such compensation that is directly attributable to the operations of the Company. See "Certain Relationships and Related Transactions."

(2) The Named Executive Officers spend between 90% to 98% of their time on Company matters, with the exception of Mr. Lichliter who spends approximately 5% of his time on work related to the Company. Mr. Lichliter spends between 90% to 95% of his time on work related to KSL Land, an affiliate of the Company.

(3) E.D. "Murray" Bryant began his employment with the Company in September 1997.

(4) Parent repurchased 700 Common Stock Options from Ms. Dyal. (SEE TRANSACTIONS WITH MANAGEMENT).

(5) Represents cost of premiums for long-term disability insurance and Directors' Compensation.

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

NON-QUALIFIED STOCK OPTION AGREEMENTS

     All options granted under the Plan to date have been non-qualified stock options granted pursuant to Non-Qualified Stock Option Agreements (the "Stock Option Agreements"). Under the terms of Stock Option Agreements, the exercise price of the options granted is $500 per share, and options may be exercised based upon a schedule which refers to a date set forth in each Optionee's Stock Option Agreement (the "Option Trigger Date"). Generally, an Optionee's options will vest over periods ranging from one to five years from such Optionee's Option Trigger Date. Each Stock Option Agreement provides for acceleration of exercisability of some or all of an Optionee's options immediately prior to a change of control and immediately upon termination of employment because of death, permanent disability or retirement (at age 65 or over after three years of employment) of the Optionee.

     Options granted under the Plan pursuant to a Stock Option Agreement expire upon the earliest of (i) June 30, 2005, (ii) the date the option is terminated under the circumstances set forth in the Common Stock Purchase Agreement (as defined below), (iii) the termination of the Optionee's employment because of criminal conduct (other than traffic violations), (iv) if prior to the vesting 100% of Optionee's Options, the termination of employment for any reason other than involuntary termination of employment without cause, death, disability or retirement after the age of 65 and (v) if the Committee so determines, the merger or consolidation of Parent into another corporation or the exchange or acquisition by another corporation of all or substantially all of Parent's assets or 80% of Parent's then outstanding voting stock, or the reorganization, recapitalization, liquidation or dissolution of Parent.

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

     Each Common Stock Purchase Agreement provides the Management Stockholder with the right to require Parent to repurchase all of Management Stockholder's Plan Shares and pay Management Stockholder (or his or her estate or Management Stockholder Trust) a stated price for cancellation of options if (a) the Management Stockholder's employment is terminated as a result of his or her death or permanent disability, (b) the Management Stockholder dies or becomes permanently disabled after having retired from Parent at or after age 65 after having been employed by Parent for at least three years after the Purchase Trigger Date or (c) with the prior consent of Parent's Board of Directors (which consent will not be withheld unless the Board reasonably determines that Parent would be financially impaired if it made such a purchase), the Management Stockholder retires from Parent on or after age 65 after having been employed by Parent for at least three years after the Purchase Trigger Date. The Management Stockholder also has the right, until the later of five years after the Purchase Trigger Date or the first public offering in which the Partnerships participate, to have Parent register a stated percentage of his Plan Shares under the Securities Act in connection with certain public offerings. (SEE SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT, Footnote (1).)

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

OPTION GRANTS IN PARENT FOR FISCAL YEAR 1998 AND POTENTIAL REALIZABLE VALUES

     There were no option grants during fiscal year 1998 to the Named Executive Officers.

     The following table sets forth as to each of the Named Executive Officers information with respect to option exercises during fiscal year 1998 and the status of their options on October 31, 1998: (i) the number of shares of common stock underlying options exercised during fiscal year 1998, (ii) the aggregate dollar value realized upon the exercise of such options, (iii) the total number of exercisable and unexercisable stock options held on October 31, 1998 and (iv) the aggregate dollar value of in-the-money exercisable and unexercisable options on October 31, 1998.

                 AGGREGATED OPTION EXERCISES IN FISCAL YEAR 1998
                      AND OPTION VALUES AT OCTOBER 31, 1998

                                                               NUMBER OF SECURITIES
                                  NUMBER OF                  UNDERLYING UNEXERCISED           VALUE OF UNEXERCISED
                                   SHARES                            OPTIONS                IN-THE-MONEY OPTIONS AT
                                 ACQUIRED ON     VALUE        AT OCTOBER 31, 1998              OCTOBER 31, 1998
        NAME                      EXERCISE      REALIZED   (EXERCISABLE/UNEXERCISABLE)  (EXERCISABLE/UNEXERCISABLE) (1)
        ----                      --------      --------   ---------------------------  -------------------------------
        Michael S. Shannon           --            --            22,744/ 0               $20,229,300/ 0
        Larry E. Lichliter           --            --            12,646/ 0                11,247,800/ 0
        John K. Saer, Jr.            --            --              4456/ 0                 3,931,400/ 0
        Nola S. Dyal                 --            (2)             2101/ 0                 1,852,500/ 0
        E.D. "Murray" Bryant         --            --               177/ 707                 146,800/ 586,300

-----------

(1) The Common Stock is not publicly traded and the value of the options represents management's best judgment of value at October 31, 1998 as calculated using the "Black-Scholes" model of option valuation.
(2) Parent repurchased 700 Common Stock Options from Ms. Dyal. (SEE TRANSACTIONS WITH MANAGEMENT).

MANAGEMENT INCENTIVE BONUSES

     Certain members of management of Parent and the Company and its subsidiaries, including departmental managers and executive officers, including Named Executive Officers, are eligible to receive cash bonuses in addition to their annual salary compensation. Such awards are based on the performance of such individuals as determined by their direct supervisors and other senior management and the financial performance of Parent, the Company and its subsidiaries.

OPTIONS AND PARTNERSHIP INTERESTS IN AFFILIATES

     No executive officers or key employees received options or partnership interests in KSL Land and partnerships affiliated therewith during fiscal year 1998. Certain executive officers and key employees did receive options and partnership interest in KSL Land and partnerships affiliated therewith prior to and during fiscal year 1997, but such options were "out-of-the-money" and no allocation has been made for distribution of partnership profits with respect to such partnership interests.

BOARD COMPENSATION

     All directors are reimbursed for their usual and customary expenses incurred in attending all Board and committee meetings. Each director receives an aggregate annual fee of $25,000 for serving on Parent's and the Company's Boards of Directors.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     The following directors participated in deliberations of Parent's board of directors concerning executive officer compensation during fiscal year 1998 and have been appointed to serve on Parent's Compensation Committee during fiscal year 1998: Messrs. Kravis and Tokarz. During fiscal year 1998, no executive officer of Parent served as a member of the compensation committee of another entity or as a director of another entity, one of whose executive officers served on the compensation committee or board of directors of Parent.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT


     The following table sets forth as of January 15, 1999 certain information concerning the ownership of shares of Common Stock of Parent by
(i) persons who own beneficially more than 5% of the outstanding shares of Common Stock; (ii) each person who is a director of the Company; (iii) each person who is a Named Executive Officer; and (iv) all directors and executive officers of the Company as a group. Parent owns 100% of the common stock of the Company. As of January 15, 1999, there are 550,392 shares of Common Stock of Parent outstanding.

                                                                         AMOUNT AND NATURE OF     PERCENT
         NAME OF                                                              BENEFICIAL            OF
         BENEFICIAL OWNER                                                   OWNERSHIP (9)          CLASS
         --------------------------------------------------------------------------------------------------
         KKR Associates, L.P...........................................           458,689 (1)      83.33
             c/o Kohlberg Kravis Roberts & Co.
             9 West 57th Street
             New York, New York  10019
         KKR 1996 GP, LLC..............................................            81,320 (2)      14.77
             c/o Kohlberg Kravis Roberts & Co.
             9 West 57th Street
             New York, New York  10019
         Michael S. Shannon............................................            26,158 (3)       4.56
         Larry E. Lichliter............................................            13,210 (4)       2.35
         John K. Saer, Jr..............................................             4,549 (5)          *
         Nola S. Dyal..................................................             2,101 (6)          *
         E.D. "Murray" Bryant..........................................               177 (7)          *
         All Executive Officers and Directors as a Group (23 persons)..            50,883 (8)       8.52

*   Denotes less than one percent.

(1) Shares of Common Stock shown as beneficially owned by KKR Associates, L.P. are held as follows: approximately 71.4% by Resort Associates, L.P., approximately 10.2% by Golf Associates, L.P. and approximately 1.7% by KKR Partners II, L.P. (collectively, the "Initial Partnerships"). KKR Associates, L.P., a limited partnership, is the sole general partner of each of the Partnerships and possesses sole voting and investment power with respect to such shares. The general partners of KKR Associates, L.P. are Henry R. Kravis, George R. Roberts, Robert I. MacDonnell, Paul E. Raether, Michael W. Michelson, James H. Greene, Jr., Michael T. Tokarz, Perry Golkin, Clifton S. Robbins, Scott M. Stuart and Edward A. Gilhuly. Messrs. Kravis, Roberts, Raether, Tokarz and Stuart are also directors of the Company. Alexander Navab, Jr. is a limited partner of KKR Associates, L.P. and is also a director of the Company. Each of such individuals may be deemed to share beneficial ownership of the shares shown as beneficially owned by KKR Associates, L.P. Each of such individuals disclaims beneficial ownership of such shares.

(2) Shares of Common Stock shown as beneficially owned by KKR 1996 GP LLC are owned of record by KKR 1996 Fund L.P. KKR 1996 GP LLC is the general partner of KKR Associates 1996 L.P., which is the general partner of KKR 1996 Fund L.P. (the "New Partnership"). The members of KKR 1996 GP LLC are Messrs. Kravis, Roberts, MacDonnell, Raether, Michelson, Greene, Tokarz, Golkin, Robbins, Stuart and Gilhuly. Messrs. Kravis, Roberts, Raether, Tokarz and Stuart are also directors of the Company. Messrs. Kravis and Roberts constitute the management committee of KKR 1996 GP, LLC. Each of such individuals may be deemed to share beneficial ownership of the shares shown as beneficially owned by KKR 1996 GP LLC. Each of such individuals disclaims beneficial ownership of such shares. The Initial Partnerships and the New Partnership are collectively referred to as the "Partnerships."

(3)      Includes options to purchase 22,744 shares exercisable within 60 days.

(4)      Includes options to purchase 12,646 shares exercisable within 60 days.

(5)      Includes options to purchase 4,456 shares exercisable within 60 days.

(6)      Represents options to purchase 2,101 shares exercisable within 60 days.

(7)      Represents options to purchase 177 shares exercisable within 60 days.

(8)      Includes options to purchase 46,812 shares exercisable within 60 days.

(9) The nature of beneficial ownership for all of the shares listed is sole voting and investment power.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

TRANSACTIONS WITH KKR

      KKR Associates, L.P. and KKR 1996 GP LLC beneficially own approximately 83.3% and 14.8% (73.3% and 12.9%, on a fully diluted basis), respectively, of Parent's outstanding shares of Common Stock as of January 15, 1999. The general partners of KKR and the members of KKR 1996 GP LLC are Messrs. Henry
R. Kravis, George R. Roberts, Robert I. MacDonnell, Paul E. Raether, Michael
W. Michelson, Michael T. Tokarz, James H. Greene, Jr., Perry Golkin, Clifton
S. Robbins, Scott M. Stuart and Edward A. Gilhuly. Messrs. Kravis, Roberts, Raether, Tokarz and Stuart are also directors of the Company, as is Alexander Navab, Jr. who is a limited partner of KKR Associates, L.P. Each of the general partners of KKR Associates, L.P. is also a member of the limited liability company which serves as the general partner of Kohlberg Kravis Roberts & Co. ("KKR") and Mr. Navab is an executive of KKR. KKR receives an annual fee of $500,000 in connection with providing financial advisory services to Parent and may receive customary investment banking fees for services rendered to Parent and/or the Company in connection with divestitures, acquisitions and certain other transactions. See "Directors and Executive Officers" and "Security Ownership of Certain Beneficial Owners and Management."

     The limited partners of KKR Associates are certain past and present employees of KKR and partnerships and trusts for the benefit of the families of the general partners and past and present employees and a former partner of KKR.

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

     In connection with the Grand Wailea acquisition, the Company paid $4,000,000 to KKR for financial advisory services.

TRANSACTIONS WITH PARENT AND AFFILIATES OF PARENT

     The Company and Parent are parties to an Expense Allocation Agreement pursuant to which Parent performs management services requested by the Company and the Company reimburses Parent for all expenses incurred by Parent and directly attributable to the Company and its subsidiaries. The Company paid management fees and fees pursuant to the Expense Allocation Agreement (reflected collectively as the "Corporate Fee" in the accompanying consolidated statements of operations) in the amount of $8.8 million to Parent in fiscal year 1998.

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

     The Company provided financing to KSL Land of approximately $20,800,000 at April 30, 1997. The Company recorded interest income of $1,797,000 and $798,000 in 1998 and 1997, respectively, related to this note receivable. This unsecured note receivable bears interest at 8% and is payable at maturity in June 2001.

     Effective April 1, 1998, Desert Resorts entered into a management agreement with an unconsolidated affiliate, KSL Land II Corporation ("Land II"), whereby Land II provides development services for the entitlement, subdivision, construction, marketing, and sale of approximately 97 single family detached units on approximately eleven acres of real estate currently owned by Desert Resorts. The development site is adjacent to the Desert Resorts' La Quinta Resort & Club. The contractor and project management fees for these services are calculated as 6.0% of the Project Sales Revenues, as defined, and are expected to total approximately $3,400,000. Also, Land II is to be paid by Desert Resorts a marketing fee in an amount equal to 2.75% of the Project Sales Revenues. Such marketing fee will be used by Land primarily to pay marketing, sale and promotional expenses to third parties. In fiscal 1998, Desert Resorts paid $330,000 to Land II for project management fees.

TRANSACTIONS WITH MANAGEMENT

     In August 1998, Parent repurchased 13,774 shares of its common stock from Management Stockholders, of which 13,541 were repurchased from the Named Executive Officers. The common stock was repurchased at $2,000 per share. Parent repurchased 7,919 and 4,403 and 1,219 shares of Parent's Common Stock from Messrs. Shannon, Lichliter and Saer, respectively.

     In August 1998, Parent repurchased 2,544 common stock options from 18 Optionees. The common stock options were repurchased at $2,000 per share, less the exercise price of $500.

     In 1995, Parent made loans to Messrs. Shannon, Lichliter, Saer and Affeldt (i) in connection with their purchase of common stock of Parent and
(ii) to fund the tax liability incurred as a result of their receipt of common stock of Parent. The loans were repaid in full in 1998.

     In addition, Parent previously made loans to Messrs. Shannon, Lichliter, Saer and Affeldt to fund tax liability incurred as a result of their receipt of common stock of KSL Land and certain partnership interests in partnerships affiliated with Parent. In 1998, Messrs. Lichliter and Affeldt repaid their loans in full. Messrs. Shannon and Saer have remaining promissory notes in aggregate amounts of $212,461 and $32,952, respectively.

PART IV.

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)  Documents filed as part of this report:

     (1) Financial Statements

     The following Consolidated Financial Statements of KSL Recreation Group, Inc. and subsidiaries are included in Part II, Item 8:

              Independent Auditors' Report
              Consolidated Statements of Operations for the years ended
               October 31, 1998, 1997 and 1996
              Consolidated Balance Sheets as of October 31, 1998 and 1997 Consolidated Statements of Stockholder's Equity for the years ended October 31, 1998, 1997 and 1996
              Consolidated Statements of Cash Flows for the years ended
               October 31, 1998, 1997 and 1996
              Notes to Consolidated Financial Statements

     (2) Financial Schedules

                        VALUATION AND QUALIFYING ACCOUNTS
               FOR THE YEARS ENDED OCTOBER 31, 1998, 1997 AND 1996

         (In thousands)
                                                           BALANCE AT       CHARGED TO      DEDUCTIONS -      BALANCE AT
                                                          BEGINNING OF       COST AND        NET CREDIT         END OF
                                                             PERIOD          EXPENSES           LOSS            PERIOD
                                                             ------          --------           ----            ------
           Allowance for doubtful accounts:
                Accounts Receivable...................
           Fiscal year ended October 31, 1996.........    $        569      $    1,433      $      (429)      $    1,573
           Fiscal year ended October 31, 1997.........           1,573           1,193           (2,044)             722
           Fiscal year ended October 31, 1998.........             722             495             (499)             718

           Financial statements and schedules not listed are omitted because of the absence of the conditions under which they are required or because all material information is included in the consolidated financial statements or notes thereto.

(3)     Exhibits

3.1 Certificate in Incorporation of the Company, filed as Exhibit 3.1 to the Company's Registration Statement on Form S-4, File No. 333-31025, is hereby incorporated by reference.

3.2 Certificate of Amendment of Certificate of Incorporation of the Company (changing name to KSL Recreation Group, Inc.), filed as
          Exhibit 3.2 to the Company's Form fiscal 1997 10-K, File No. 333-31025, is hereby incorporated by reference.

3.3 By-laws of the Company, filed as Exhibit 3.2 to the Company's Registration Statement on Form S-4, File No. 333-31025, is hereby incorporated by reference.

4.1 Senior Suborinated Notes Indenture, dated as of April 30, 1997, among KSL Recreation Group, Inc. and First Trust of New York National Association, Trustee, filed as Exhibit 4.1 to the Company's Registration Statement on Form S-4, File No. 333-31025, is hereby incorporated by reference.

4.2       Form of 10 1/4% Senior Suborinated Note due 2007, filed as Exhibit
          4.2 to the Company's Registration Statement on Form S-4, File No. 333-31025, is hereby incorporated by reference. (Included as part of Senior Subordinated Notes Indenture filed as Exhibit 4.1 to the Company's Registration Statement on Form S-4, File No. 333-31025, and hereby incorporated by reference.)

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

10.13 Second Amendment to the Tax Sharing Agreement, dated November 1, 1997, by and among KSL Recreation Corporation, KSL Recreation Corporation, KSL Recreation Group, Inc., KSL Land Holdings, Inc., KSL Landmark Corporation, KSL Desert Resorts, Inc., Las Casitas Corporation, KSL Real Estate Company, KSL Travel, Inc., Casitas Plaza Corporation, KSL Golf Holdings, Inc., KSL Fairways Golf Corporation, KSL Florida Holdings, Inc., KSL Hotel Corp., KSL Silver Properties, Inc., KSL Georgia Holdings, Inc., KSL Lake Lanier, Inc., KSL Grand Traverse Holdings, Inc., KSL Grand Traverse Land, Inc., KSL Grand Traverse Realty, Inc., KSL Grand Traverse Resort, Inc., KSL Water Works, Inc., KSL Land Corporation, KSL Citrus Properties, Inc., KSL Development Corporation, KSL Land II Corporation, KSL Land III Corporation, KSL Land IV Corporation and Landaq, Inc., filed as Exhibit 10.13 to the Company's fiscal 1997 10-K, File No. 333-31025, is hereby incorporated by reference.

10.14 Contract for Purchase and Sale of Grand Traverse Resort, dated August 1, 1997, by and between Grand Traverse Holding Company, GRS Grand Hotel Corporation, General Realty Services, Inc., GTR Resort Development, Inc. and Grand Personalty, Inc., TICOR Title Insurance Corporation and KSL Recreation Corporation as assigned by the Assignment of Purchase Contract from KSL Recreation Corporation to KSL Grand Traverse Holdings, Inc., KSL Grand Traverse Resort, Inc., KSL Grand Traverse Land, Inc., KSL Grand Traverse Realty, Inc., and KSL Water Works, Inc. dated August 1, 1997, filed as Exhibit 10.14 to the Company's fiscal 1997 10-K, File No. 333-31025, is hereby incorporated by reference.

10.15 Assignment of Purchase Contract from KSL Recreation Corporation to KSL Grand Traverse Holdings, Inc., KSL Grand Traverse Resort, Inc., KSL Grand Traverse Land, Inc., KSL Grand Traverse Realty, Inc., and KSL Water Works, Inc. dated August 1, 1997, filed as Exhibit 10.15 to the Company's fiscal 1997 10-K, File No. 333-31025, is hereby incorporated by reference.

10.16 Agreement of Purchase and Sale between Claremont Hotel, LLC, Harsch Investment Corp. and KSL Recreation Group, Inc. dated March 5, 1998, filed as Exhibit 10.1 of the Company's Form 8-K, File No. 333-31025, is hereby incorporated by reference.

10.17 First Amendment Agreement of Purchase and Sale between Claremont Hotel, LLC, Harsch Investment Corp. and KSL Recreation Group, Inc. dated April 6, 1998, filed as Exhibit 10.2 of the Company's Form 8-K, File No. 333-31025, is hereby incorporated by reference.

10.18 Second Amendment Agreement of Purchase and Sale between Claremont Hotel, LLC, Harsch Investment Corp. and KSL Recreation Group, Inc. dated April 20, 1998 filed as Exhibit 10.3 of the Company's Form 8-K, File No. 333-31025, is hereby incorporated by reference.

10.19 Amended and Restated Credit Agreement dated as of April 20, 1998, among KSL Recreation Group, Inc. and Donaldson, Lufkin & Jenrette Securities Corporation, as a co-syndication agent and documentation agent, The Bank of Nova Scotia, as a co-syndication agent and administrative agent, and BancAmerica Securities, Inc., as syndication agent, filed as Exhibit 10.5 of the Company's Form 8-K, File No. 333-31025, is hereby incorporated by reference.

10.20 Agreement of Purchase and Sale and Joint Escrow Instructions between International Hotel Acquistions, LLC, and KSL Recreation Corporation, dated November 5, 1998, filed as exhibit 10.1 of the Company's most recent Form 8-K, File 333-31025, is hereby incorporated by reference.

10.21 First Amendment to Agreement for Purchase and Sale and Joint Escrow Instructions between International Hotel Acquisitions, LLC and KSL Recreation Corporation dated November 12, 1998, filed as Exhibit 10.2 of the Company's most recent Form 8-K, File No. 333-31025, is hereby incorporated by reference.

10.22 Assignment of Agreement of Purchase and Sale between KSL Recreation Corporation and KSL Grand Wailea Resort, Inc., dated December 10, 1998, filed as Exhibit 10.3 of the Company's most recent Form 8-K, File No. 333-31025, is hereby incorporated by reference.

10.23 Second Amendment to Agreement for Purchase and Sale and Joint Escrow Instructions between International Hotel Acquisitions, LLC and KSL Grand Wailea Resort, Inc., dated December 23, 1998, filed as Exhibit
          10.4 of the Company's most recent Form 8-K, File No. 333-31025, is hereby incorporated by reference.

*10.24 Management Agreement by and between KSL Desert Resorts, Inc. and KSL Land II Corporation, dated April 1, 1998.

*11       Computation of Earnings (Loss) Per Share

*12       Computation of ratio of Earnings to Fixed Charges

*21       List of Subsidiaries of the Company

-----------------------------------------
*         Filed herewith.

                                   SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on January 28, 1999.

                                 KSL RECREATION GROUP, INC.


                                 By:            /s/ John K. Saer, Jr.
                                    --------------------------------------------
                                    John K. Saer, Jr.
                                    Vice President, Chief Financial
                                    Officer and Treasurer

     Pursuant to the requirements of the Securities and Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons in the capacities indicated on January 28, 1999.

          Signatures                                 Title
---------------------------------   -----------------------------------------


   /s/ Michael S. Shannon           President, Chief Executive Officer and
---------------------------------   Director (Principal Executive Officer)
   (Michael S. Shannon)

  /s/ Larry E. Lichliter            Executive Vice President and Director
---------------------------------
   (Larry E. Lichliter)

    /s/ Henry R. Kravis             Director
---------------------------------
     (Henry R. Kravis)

                                    Director
---------------------------------
    (George R. Roberts)

                                    Director
---------------------------------
     (Paul E. Raether)

   /s/ Michael T. Tokarz            Director
---------------------------------
    (Michael T. Tokarz)

                                    Director
---------------------------------
     (Scott M. Stuart)

 /s/ Alexander Navab, Jr.           Director
---------------------------------
  (Alexander Navab, Jr.)

   /s/ John K. Saer, Jr.            Vice President, Chief Financial Officer and
---------------------------------   Treasurer  (Principal Financial Officer)
    (John K. Saer, Jr.)

  /s/ Emily-May Richards            Controller  (Principal Accounting Officer)
---------------------------------
   (Emily-May Richards)