Form 10-Q
period 1999-01-31
KSL RECREATION GROUP INC
filed 1999-03-17
CIK 1041878

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                  UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                               WASHINGTON, D.C. 20549

                                     FORM 10-Q

(Mark One)

  X       Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
 ---      Exchange Act of 1934 for the quarterly period ended January 31, 1999.
                                                              ----------------
                                         OR

          Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period
          from              to              .
               -------------   -------------

                       Commission File Number     333-31025
                                               ----------------

                             KSL RECREATION GROUP, INC.
               (Exact name of Registrant as specified in its charter)


                       Delaware                              33-0747103
                     -----------                       -----------------------
          (State or other jurisdiction of              (IRS Employer ID Number)
          incorporation or organization)


            56-140 PGA Boulevard
           La Quinta, California                            92253
     ---------------------------------------             ----------
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

                Shares outstanding of the Registrant's common stock
                               as of March  17, 1999
                                       1,000

                                       Class
                           Common Stock, $0.01 par value

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                             KSL RECREATION GROUP, INC.


INDEX
--------------------------------------------------------------------------------

                                                                            Page
                          PART I.   FINANCIAL INFORMATION


Item 1.  Financial Statements (unaudited)
     Condensed consolidated statements of operations for the three months
       ended January, 31 1999 and 1998                                         3
     Condensed consolidated balance sheets, January 31, 1999 and
       October 31, 1998                                                        4
     Condensed consolidated statements of cash flows for the three months
       ended January 31, 1999 and 1998                                         6
     Notes to condensed consolidated financial statements                      8

Item 2.  Management's discussion and analysis of financial condition and
  results of operations                                                       10

                            PART II.   OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders                  13

Item 6.  Exhibits and Reports on Form 8-K                                     13

Signatures                                                                    14

                           KSL RECREATION GROUP, INC.

                          PART I. FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                                 FOR THE
                                                                            THREE MONTHS ENDED
(AMOUNTS IN THOUSANDS,                                                         JANUARY 31,
EXCEPT PER SHARE DATA)                                                  1999                  1998
                                                                        ----                  ----
REVENUES:
Rooms revenue                                                       $  27,552             $  19,080
Food and beverage sales                                                22,564                16,287
Golf fees                                                              10,994                10,580
Dues and fees                                                           7,507                 6,379
Merchandise sales                                                       4,799                 4,208
Spa revenues                                                            3,374                 1,237
Other                                                                   9,054                 7,831
                                                                    ---------             ---------
     Total revenues                                                    85,844                65,602

EXPENSES:
Payroll and benefits                                                   30,693                22,335
Other expenses                                                         32,106                25,418
Depreciation and amortization                                          11,772                 8,154
Corporate fee                                                           2,583                 1,965
                                                                    ---------             ---------
     Total expenses                                                    77,154                57,872
                                                                    ---------             ---------

INCOME FROM OPERATIONS                                                  8,690                 7,730

OTHER INCOME (EXPENSE):
Interest income                                                           575                   629
Interest expense                                                      (11,010)               (8,453)
                                                                    ---------             ---------
     Other expense, net                                               (10,435)               (7,824)

LOSS BEFORE MINORITY INTERESTS AND
 INCOME TAXES                                                          (1,745)                  (94)

MINORITY INTERESTS IN LOSS OF SUBSIDIARY                                  106                   103
                                                                    ---------             ---------
INCOME (LOSS) BEFORE INCOME TAXES                                      (1,639)                    9

INCOME TAX BENEFIT                                                        650                     -
                                                                    ---------             ---------
NET INCOME (LOSS)                                                   $    (989)            $       9
                                                                    ---------             ---------
                                                                    ---------             ---------
BASIC AND DILUTED EARNINGS (LOSS) PER SHARE                         $    (989)            $       9
                                                                    ---------             ---------
                                                                    ---------             ---------
WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES                                                         1,000                 1,000
                                                                    ---------             ---------
                                                                    ---------             ---------

See accompanying notes to consolidated financial statements.

                           KSL RECREATION GROUP, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

(AMOUNTS IN THOUSANDS)                                              JANUARY 31,            OCTOBER 31,
                                                                        1999                  1998
                                                                        ----                  ----
ASSETS

CURRENT ASSETS:
Cash and cash equivalents                                          $    3,678              $   5,248
Restricted cash                                                        23,925                  1,743
Trade receivables, net of allowance for doubtful
   receivables of $787 and $718, respectively                          26,966                 21,276
Inventories                                                            12,375                 10,085
Current portion of notes receivable                                     2,889                  2,387
Prepaid expenses and other current assets                               6,585                  5,235
                                                                   ----------              ---------
     Total current assets                                              76,418                 45,974

REAL ESTATE UNDER DEVELOPMENT                                           9,823                  7,184
PROPERTY AND EQUIPMENT, net of accumulated
   depreciation of $102,828 and $95,219, respectively                 812,866                508,812
NOTE RECEIVABLE FROM AFFILIATE                                         23,926                 23,450
NOTES RECEIVABLE, less current portion                                  5,511                  5,389
RESTRICTED CASH, less current portion                                   8,345                     91
EXCESS OF COST OVER NET ASSETS OF
   ACQUIRED ENTITIES, net of accumulated
   amortization of $19,865 and $18,314, respectively                  191,117                112,521
OTHER ASSETS, net                                                      36,078                 34,172
                                                                   ----------              ---------
                                                                   $1,164,084              $ 737,593
                                                                   ----------              ---------
                                                                   ----------              ---------

See accompanying notes to consolidated financial statements.

                           KSL RECREATION GROUP, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (UNAUDITED) (CONTINUED)

(AMOUNTS IN THOUSANDS)                                              JANUARY 31,            OCTOBER 31,
                                                                        1999                  1998
                                                                        ----                  ----

LIABILITIES AND STOCKHOLDER'S EQUITY

CURRENT LIABILITIES:
Accounts payable                                                   $   10,246              $   9,615
Accrued liabilities                                                    20,312                 20,504
Accrued interest payable                                                5,254                    945
Current portion of long-term debt                                       1,045                  1,044
Current portion of obligations under capital leases                     2,692                  2,802
Customer and other deposits                                            20,900                  7,007
Deferred income and other                                               6,001                  1,871
                                                                   ----------              ---------
     Total current liabilities                                         66,450                 43,788

LONG-TERM DEBT, less current portion                                  675,439                403,950
OBLIGATIONS UNDER CAPITAL LEASES,
   less current portion                                                36,209                 34,416
OTHER LIABILITIES                                                       1,483                  1,414
MEMBER DEPOSITS                                                        75,614                 63,024
DEFERRED INCOME TAXES                                                   8,578                  8,578
MINORITY INTERESTS IN EQUITY OF SUBSIDIARY                                 12                    118

STOCKHOLDER'S EQUITY:
Common stock, $.01 par value, 1,000 shares authorized
   and outstanding                                                         --                     --
Additional paid-in capital                                            316,518                197,535
Accumulated deficit                                                   (16,219)               (15,230)
                                                                   ----------              ---------

     Total stockholder's equity                                       300,299                182,305
                                                                   ----------              ---------
                                                                   $1,164,084              $ 737,593
                                                                   ----------              ---------
                                                                   ----------              ---------

See accompanying notes to consolidated financial statements.

                           KSL RECREATION GROUP, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                   FOR THE
                                                                              THREE MONTHS ENDED
                                                                                  JANUARY 31,
(AMOUNTS IN THOUSANDS)                                                    1999                  1998
                                                                          ----                  ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                                     $     (989)            $        9
Adjustments to reconcile net income (loss) to net cash
     provided by operating activities:
   Depreciation and amortization                                          11,772                  8,154
   Amortization of debt issuance costs                                       249                    240
   Provision for losses on trade receivables                                 159                    118
   Minority interests in loss of subsidiary                                 (106)                  (103)
   (Gain) loss on sales of property, net                                       1                     (2)
   Changes in operating assets and liabilities, net of effects from investments in subsidiaries:
     Restricted cash                                                     (12,597)                  (894)
     Trade receivables                                                    (3,101)                (3,840)
     Inventories                                                            (925)                  (737)
     Prepaid expenses and other current assets                            (1,316)                (1,017)
     Notes receivable                                                         37                    (81)
     Other assets                                                           (585)                  (719)
     Accounts payable                                                       (737)                   737
     Accrued liabilities                                                  (1,574)                (2,548)
     Accrued interest payable                                              3,162                 (4,142)
     Deferred income, customer deposits and other current liabilities     11,181                  6,470
     Other liabilities                                                        69                     64
                                                                      ----------             ----------
       Net cash provided by operating activities                           4,700                  1,709

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in subsidiary, net of cash acquired                          (105,149)                    --
Investment in real estate under development                               (2,639)                    --
Purchases of property and equipment                                       (7,410)                (3,651)
Collections on member notes receivable                                     1,086                  1,047
Notes receivable from affiliate, net                                        (476)                  (440)
Proceeds from sales of property and equipment                                 23                     --
                                                                      ----------             ----------
       Net cash used in investing activities                            (114,565)                (3,044)

See accompanying notes to consolidated financial statements.

                           KSL RECREATION GROUP, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (UNAUDITED) (CONTINUED)

                                                                                   FOR THE
                                                                              THREE MONTHS ENDED
                                                                                  JANUARY 31,
(AMOUNTS IN THOUSANDS)                                                    1999                  1998
                                                                          ----                  ----
CASH FLOWS FROM FINANCING ACTIVITIES:
Capital contributions from Parent                                    $  110,000             $       --
Revolving line of credit, net                                             (3,500)               (17,500)
Member deposits                                                            3,180                  3,150
Member refunds                                                              (669)                  (392)
Principal payments on long-term debt and obligations
   under capital leases                                                     (716)                  (769)
Debt financing costs                                                          --                    (49)
                                                                      ----------             ----------
    Net cash provided by (used in) financing activities                  108,295                (15,560)
                                                                      ----------             ----------

NET DECREASE IN CASH AND CASH
    EQUIVALENTS                                                           (1,570)               (16,895)

CASH AND CASH EQUIVALENTS, beginning of period                             5,248                 24,056
                                                                      ----------             ----------

CASH AND CASH EQUIVALENTS, end of period                              $    3,678             $    7,161
                                                                      ----------             ----------
                                                                      ----------             ----------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Interest paid  (net of amounts capitalized)                        $    6,452             $   12,355
                                                                      ----------             ----------
                                                                      ----------             ----------
   Income taxes paid                                                  $      615             $      504
                                                                      ----------             ----------
                                                                      ----------             ----------

NONCASH INVESTING AND FINANCING ACTIVITIES:
Obligations under capital leases                                      $    2,577             $      356
Notes receivable issued for member deposits                                1,778                  1,088
Trade-in of equipment under capital lease                                    517                     --
Capital contribution of minority interest from
  Parent                                                                   8,983                     --
Assumption of debt of acquired properties                                275,000                     --

See accompanying notes to consolidated financial statements.

                              KSL RECREATION GROUP, INC.
                 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                     (UNAUDITED)
                                (AMOUNTS IN THOUSANDS)


NOTE 1.  ORGANIZATION AND ACCOUNTING POLICIES

     KSL Recreation Group, Inc. and its subsidiaries (collectively the Company) is engaged in the ownership and management of resorts, spas, golf courses, private clubs, and activities related thereto.

     The unaudited interim condensed consolidated financial statements presented herein have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission for reporting on Form 10-Q and do not include all of the information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles. In the opinion of management, these condensed consolidated financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the Company's consolidated financial position, results of operations and cash flows. These unaudited interim condensed consolidated financial statements should be read in conjunction with the other disclosures contained herein and with the Company's audited consolidated financial statements and notes thereto contained in the Company's Form 10-K for the year ended October 31, 1998. Operating results for interim periods are not necessarily indicative of results that may be expected for the entire fiscal year. Certain reclassifications have been made in the consolidated financial statements to conform to the 1999 presentation.

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

     In June 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income", which is effective for annual periods beginning after December 15, 1997. This statement requires that all items that are required to be recognized under accounting standards as comprehensive income be reported in a financial statement that is displayed with the same prominence as other items reported in a financial statement. The Company's adoption of this standard, effective November 1, 1998, did not have a material impact on the Company's financial statements. Net income (loss), as included in the accompanying statements of operations, equal comprehensive income (loss) as the Company does not have any other items of comprehensive income for the periods presented.

NOTE 2.   ACQUISITIONS

     On December 29, 1998, the Company, through a wholly-owned subsidiary, acquired substantially all the assets and certain liabilities of the Grand Wailea Resort Hotel & Spa (Grand Wailea), a 781-room resort in Maui, Hawaii for approximately $375,000 (exclusive of closing costs), including the assumption of approximately $275,000 in mortgage financing. The acquisition was accounted for using the purchase method of accounting. Accordingly, the operating results of the Grand Wailea have been included in the Company's consolidated financial statements since acquisition. The excess of the purchase price over the debt assumed, acquisition related costs, and working capital were funded with a $110,000 equity investment by the Parent to the Company.

     On April 21, 1998, the Company, through a wholly-owned subsidiary, acquired substantially all the assets and certain liabilities of the Claremont Resort and Spa (The Claremont), a 279-room luxury hotel and spa located in the Berkeley Hills, near San Francisco, California, for approximately $88,000. The purchase was financed under the revolving credit portion of the Company's credit facility and has been accounted for using the purchase method of accounting.
Accordingly, the operating results of The Claremont have been included in the Company's consolidated financial statements since acquisition.

                              KSL RECREATION GROUP, INC.
                 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                (UNAUDITED) (CONTINUED)
                                (AMOUNTS IN THOUSANDS)

     The following are the Company's unaudited pro forma consolidated results of operations for the three months ended January 31 which assume the Grand Wailea and The Claremont transactions occurred as of November 1, 1997:

          (In thousands, except share data)
                                                          1999           1998
                                                          ----           ----
          Revenues                                     $  97,819     $  94,665
          Net loss                                        (4,294)       (3,683)
          Net loss per share                              (4,294)       (3,683)

     The unaudited proforma results do not necessarily represent results which would have occurred if the acquisitions had taken place as of the beginning of the fiscal periods presented, nor do they purport to be indicative of the results that will be obtained in the future.

NOTE 3.   LONG-TERM DEBT AND RESTRICTED CASH

     The Company has a revolving credit line which allows maximum borrowings of $275,000. The Company's outstanding borrowings under the revolving credit line were $174,250 at January 31, 1999. The terms of the Company's credit facility, including the revolving credit line, contain certain financial covenants. The Company is in compliance with the required financial covenants of the credit facility at January 31, 1999.

     In connection with the Grand Wailea acquisition (Note 2), the Company assumed approximately $275,000 in mortgage financing. The terms of this financing include interest only payment at 30 day LIBOR plus 275 basis points, with a maturity of November 2002. As the Company established its Grand Wailea Subsidiary as an unrestricted subsidiary under the terms of the Company's credit facility, Grand Wailea is not considered in the Company's financial ratio tests under the credit facility. In connection with this financing the Company entered into an interest rate cap agreement with a third party whereby the LIBOR rate incurred by the Company on its long-term debt would not exceed 8.5%. In the event the LIBOR rate exceeds 8.5%, the third party would pay the interest in excess of 8.5%. The agreement expires in November 2000. The Company is in compliance with the required financial covenants of the mortgage financing at January 31, 1999.

     Pursuant to a cash management agreement underlying the $275,000 of mortgage financing assumed in the Grand Wailea acquisition, the Company was required to establish certain cash accounts for taxes, insurance, debt service, capital assets, working capital and operating expenses. Accordingly, the cash generated from operations of Grand Wailea are deposited into these accounts, which are maintained by a third-party servicer, and used to fund and replenish the required balances. Disbursements by the third-party servicer from these accounts are made pursuant to the terms of the agreement, which include disbursements for management fees and excess cash (as defined), which would be paid to the Company. As of January 31, 1999. the aggregate balance of these accounts was approximately $20,630 and is included in restricted cash in the accompanying unaudited condensed consolidated balance sheet. Management believes that the cash management agreement will not restrict its ability to meet the operational and capital needs of its subsidiary.

NOTE 4.  ADDITIONAL PAID-IN CAPITAL

      In January 1999, the Company's Parent exercised a put/call agreement it had with one of the Minority Interest Partners in one of the Company's subsidiaries. As a result, the Parent acquired an additional 7.61% interest in the Company's subsidiary, which it contributed to the Company. The Company recorded approximately $8,983 of goodwill related to the Parent's exercise of the put/call agreement.

     In connection with the Grand Wailea acquisition (Note 2), the Company's Parent contributed $110,000 in equity to the Company.

NOTE 5.  SUBSEQUENT EVENTS

     In March 1999, the Company entered into an interest rate swap agreement in which $270,000 of variable rate debt was swapped for fixed rate debt being a LIBOR rate of 5.56% for a term maturing in November 2002.

     In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments imbedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statements of financial position and measure those instruments at fair value. The Company is required to adopt SFAS No. 133 in fiscal 2000. The Company has not completed the process of evaluating the impact that will result from adopting SFAS No. 133 to this instrument.

                              KSL RECREATION GROUP, INC.

                    ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
                   OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                 (AMOUNTS IN THOUSANDS)

     THREE MONTHS ENDED JANUARY 31, 1999 (1999 FIRST QUARTER) AS COMPARED TO THE THREE MONTHS ENDED JANUARY 31, 1998 (1998 FIRST QUARTER).

     REVENUES - Revenues increased by $20,242 or 30.8%, from $65,602 in the 1998 First Quarter to $85,844 in the 1999 First Quarter. Of this increase, $3,607 reflects the increase in revenues at operations owned in the 1998 First Quarter, representing a 5.5% increase in 1999 First Quarter revenues at these properties. The other $16,635 was attributable to the acquisitions of The Claremont Resort and Spa and the Grand Wailea Resort Hotel & Spa (collectively the Additions) which occurred subsequent to the 1998 First Quarter.

During the 1999 First Quarter the Company was engaged in ongoing capital improvements at all of its resorts, which the Company believes will add to future revenues. These capital improvements include: at Desert Resorts, the completion of a 23,000 square foot spa, the recapture and renovation of approximately four thousand square feet of retail space, and the current construction of fifty Casita style resort homes adjacent to the La Quinta Resort; at Doral, the ongoing construction of a member clubhouse, and the final planning of a complete rebuild of the White golf course by Greg Norman; at The Claremont the extensive room and common area renovations; at Grand Traverse, the construction of a golf clubhouse and eleven thousand square foot spa; and at Lake Lanier the construction of approximately ten thousand square feet of additional meeting space and the renovation of a major restaurant.

These projects are scheduled to be completed at various times in fiscal 1999. While management believes they will enhance the guest experience and provide future revenue growth, their short-term impact has included some disruptions in normal business levels and hence, dampened revenue growth at these properties.

     EXPENSES - Expenses of operations increased by $19,282 or 33.3%, from $57,872 in the 1998 First Quarter to $77,154 in the 1999 First Quarter. Approximately 76% of this increase, or $14,698, was due to the Additions. Depreciation and amortization associated with the Additions totaled $2,265. Excluding the effect of the Additions, expenses of operations increased 7.9% from the First Quarter of 1998 to the First Quarter of 1999. The 1999 First Quarter expenses include incremental (over 1998 First Quarter) sales and marketing costs associated with the establishment of regional sales offices, the revenue impact of which is substantially targeted for future periods. Additionally, 1999 First Quarter expenses include expenses for the expansion of retail outlets at two properties and increased expenses due to the initial months of operations of The Spa at La Quinta. The revenue resulting from these initiatives are not anticipated to be fully realized until future periods.

     NET INCOME - Net loss increased by $998 from net income of $9 in the 1998 First Quarter to a net loss of $989 in the 1999 First Quarter. Interest expense increased by $2,557 or 30.2%, during the 1999 First Quarter due to increased borrowings under the Company's revolving line of credit necessary for The Claremont acquisition and the assumption of $275,000 of mortgage financing for the Grand Wailea acquisition. Excluding the Additions, the Company's 1999 First Quarter net income was $1,234, an increase of $1,225 as compared to the 1998 First Quarter, due to the factors discussed above. Net loss from the additions in the 1999 First Quarter was $2,223.

     ADJUSTED EBITDA - Adjusted EBITDA increased by $4,437 or 22.3%, from $19,855 in the 1998 First Quarter to $24,292 in the 1999 First Quarter.

     The foregoing discussion includes comparative financial information on the Company's Adjusted EBITDA, which is defined as net income before income tax expense (benefit), net interest expense, depreciation and amortization, extraordinary items and certain non-cash items, plus Adjusted Net Membership Deposits. Adjusted Net Membership Deposits is defined as Net Membership Deposits, excluding Net Membership Deposits which were paid in connection with the initial conversion of members to new membership plans, and excluding Net Membership Deposits (and subsequent refunds of such deposits) that are purchased as part of an acquisition. Net Membership Deposits is defined as the amount of refundable membership deposits paid by new and upgraded resort club members and by existing members who have converted to new membership plans, in cash, plus principal payments in cash received on notes in respect thereof, minus the amount of any refunds paid in cash with respect to such deposits. Information regarding Adjusted EBITDA has been provided because the Company believes that it assists in understanding the Company's operating results. The Company views cash flow from membership sales as an important component of operating cash flow measure, as membership sales are recurring in nature as the club builds its membership and replaces the natural turnover. Also, the significant payroll and operating expenses necessary to create, sell and maintain a private club operation are treated as ongoing expenses in the Company's Statements of Operations and therefore recognizing the cash flow from sales is an appropriate match in determining the overall performance of the club operation. It is important to note that the membership cash flow included in Adjusted EBITDA is only the cash amount collected net of financed sales and refunds. From the Company's perspective, EBITDA and net membership cash flow, which along with certain non-cash items comprise Adjusted EBITDA, provide the most accurate measure of the recurring cash flow performance of the operations. As structured these private club membership sales are not treated as revenue for Generally Accepted Accounting Principles ("GAAP") purposes and therefore do not appear in the Company's Statements of Operations, but are reflected in the Company's Statements of Cash Flows.

                              KSL RECREATION GROUP, INC.

                    ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
                   OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                          (AMOUNTS IN THOUSANDS) (CONTINUED)

         RECONCILIATIONS OF CONSOLIDATED NET INCOME (LOSS) TO ADJUSTED EBITDA

                                                  FOR THE
                                             THREE MONTHS ENDED
                                                 JANUARY 31,
                                              1999         1998
                                              ----         ----
Net income (loss)                         $   (989)      $      9
Adjustment to net income (loss):
  Income tax benefit                          (650)             -
  Net interest expense                      10,435          7,824
  Depreciation and amortization             11,772          8,154
                                          --------       --------
EBITDA                                      20,568         15,987
Adjustments to EBITDA:
  Net Membership Deposits                    3,597          3,804
  Excluded Membership Deposits (refunds)       (57)             -
  Adjusted Net Membership Deposits           3,654          3,804
  Non-cash items                                70             64
                                          --------       --------
Adjusted EBITDA                           $ 24,292       $ 19,855
                                          --------       --------
                                          --------       --------

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

LIQUIDITY AND CAPITAL RESOURCES

     During the 1999 First Quarter, cash flow provided by operating activities was $4,700 compared to $1,709 for the 1998 First Quarter. This change was primarily due to increases in depreciation and amortization of $3,618; accrued interest payable of $7,304; and $4,711 in deferred income, customer deposits and other current liabilities offset by an increase in restricted cash of $11,703, primarily related to the Grand Wailea acquisition. This increase in restricted cash associated with the Grand Wailea acquisition reflects the capture of cash received into the third-party loan servicer's bank accounts, (as required under the mortgage financing agreement), and no disbursements, other than the interest payment, during the 1999 First Quarter. During the 1999 First Quarter, cash flow used in investing activities aggregated $114,565 for the 1999 First Quarter as compared to $3,044 for the 1998 First Quarter. This change was primarily due to the Company's acquisition of the Grand Wailea Resort Hotel & Spa of $105,149, its investment in real estate under development of $2,639, and an additional $3,759 in purchases of property and equipment. Cash provided by financing activities was $108,295 in the 1999 First Quarter compared to cash used in financing activities of $15,560 in the 1998 First Quarter. This change is primarily attributable to capital contributions of $110,000, offset by a decrease in net payments under the revolving line of credit of $14,000.

     In December 1998, the Company, through a wholly-owned subsidiary, purchased substantially all the assets and certain liabilities of the Grand Wailea Resort Hotel & Spa for approximately $375,000, including the assumption of approximately $275,000 in mortgage financing. The excess of the purchase price over the debt assumed, acquisition related costs and working capital was funded with a $110,000 capital contribution by the Parent.

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

                         KSL RECREATION GROUP, INC.

                    ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
                   OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                          (AMOUNTS IN THOUSANDS) (CONTINUED)

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

     ASSESSMENT AND IMPLEMENTATION PHASE - In 1998 the Company undertook an examination of its systems for Year 2000 compliance with a view to replacing non-compliant systems. The Company has identified substantially all of its major computer hardware platforms and related software in use as well as the relevant non-system areas. These non-computer systems include: (i) network switching;
(ii) the Company's non-information technology systems (such as buildings, plant, equipment and other infrastructure systems that may contain embedded microcontroller technology); and (iii) the status of major vendors and service providers. The Company is approximately 60% complete in its assessment of non-computer systems and is not expected to have material exposure in this area.

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

     As part of due diligence in acquiring properties, a review of the properties' Year 2000 readiness is conducted. The Company has begun to replace non-compliant systems at Grand Wailea and expects that all major systems at Grand Wailea will be Year 2000-compliant by November 1999.

     COSTS RELATED TO THE YEAR 2000 ISSUE - To date, the Company has incurred relatively insignificant costs to upgrade its systems to Year 2000 specifications. It is estimated that total costs for systems and service providers will be approximately $1,200, increased for the cost of correcting non-compliant systems purchased in the Grand Wailea acquisition. The Company plans to have all major systems Year 2000-compliant by November 1999.

     CONTINGENCY PLANS - The Company has begun to analyze contingency plans to handle worst case Year 2000 scenarios that the Company believes reasonably could occur and, if necessary, will develop a timetable for completing such contingency plans.

     RISKS RELATED TO YEAR 2000 ISSUE - Although the Company's efforts to be Year 2000-compliant are intended to minimize the adverse effects of the Year 2000 issue on the Company's business and operations, the actual effects of the issue will not be known until 2000. Difficulties in implementing computer and non-computer systems by the Company or the failure of its major vendors, service providers, and customers to adequately address their respective Year 2000 issues in a timely manner could have an adverse effect on the Company's business, results of operations and financial condition, although the amount is not expected to be material. The Company's capital requirements may differ materially from the foregoing estimate as a result of regulatory, technological and competitive developments (including market developments and new opportunities) in the Company's industry. In addition, Year 2000-related issues may lead to possible third party claims, the impact of which cannot yet be estimated. No assurance can be given that the aggregate cost of defending and resolving such claims, if any, would not have a material effect on the Company.

                              KSL RECREATION GROUP, INC.

                         MANAGEMENT'S DISCUSSION AND ANALYSIS
                   OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                          (AMOUNTS IN THOUSANDS) (CONTINUED)


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


                              PART II. OTHER INFORMATION


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders of the Company during the quarterly period ended January 31, 1999.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)   Exhibits

     27.  (a)   Financial Data Schedule for the period ended January 31, 1999.

     (b)   Reports on Form 8-K

     On or about March 16, 1999 Amendment No. 1 on Form 8-K/A was filed to amend a Form 8-K filing dated January 12, 1999. The January filing reported the acquisition of substantially all the assets and certain liabilities of the Grand Wailea Resort Hotel & Spa pursuant to an Agreement of Purchase and Sale and Joint Escrow Instructions between International Hotel Acquisitions, LLC, and KSL Recreation Corporation, dated November 5, 1998. The acquisition closed on December 29, 1998. The Amendment filing included financial statements, pro forma financial information and exhibits related to the acquisition.

                                      SIGNATURES




     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                             KSL RECREATION GROUP, INC.



Dated: March 17, 1999         By:         /s/ John K. Saer, Jr.
                                  -----------------------------------------
                                   Vice President, Chief Financial Officer
                                   and Treasurer