Form 10-Q
period 1999-04-30
KSL RECREATION GROUP INC
filed 1999-06-14
CIK 1041878

-------------------------------------------------------------------------------

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

 X   Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
---  Act of 1934 For the quarterly period ended April 30, 1999 .

                                       OR

     Transition Report Pursuant to Section 13 or 15(d) of the Securities
---  Exchange Act of 1934 For the transition period from _________ to _________.

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
                                       ---     ---
               Shares outstanding of the Registrant's common stock
                               as of June 11, 1999
                                      1,000

                                      Class
                          Common Stock, $0.01 par value

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                           KSL RECREATION GROUP, INC.


INDEX
--------------------------------------------------------------------------------
                                                                           Page
                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements (unaudited)

   Condensed consolidated statements of operations for the three and six months ended April 30, 1999 and 1998 .............................  3
   Condensed consolidated balance sheets, April 30, 1999
      and October 31, 1998..................................................  4
   Condensed consolidated statements of cash flows for the
      six months ended April 30, 1999 and 1998..............................  6
   Notes to condensed consolidated financial statements.....................  8

Item 2.  Management's discussion and analysis of financial
            condition and results of operations............................. 11

                           PART II. OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders................ 16

Item 6.  Exhibits and Reports on Form 8-K................................... 16

Signatures.................................................................. 17


                           KSL RECREATION GROUP, INC.

                          PART I. FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                         FOR THE                    FOR THE
                                                    THREE MONTHS ENDED          SIX MONTHS ENDED
(AMOUNTS IN THOUSANDS,                                   APRIL 30,                  APRIL 30,
EXCEPT SHARE AND PER SHARE DATA)                    1999       1998             1999        1998
                                                   -------    ------           ------      ------
REVENUES:
Rooms                                           $  47,350     $  25,723      $  74,902    $  44,803
Food and beverage                                  29,692        19,836         52,256       36,123
Golf fees                                          15,704        15,202         26,698       25,782
Dues and fees                                       7,849         6,891         15,356       13,270
Merchandise sales                                   6,525         5,556         11,324        9,764
Spa revenues                                        5,046         1,336          8,420        2,573
Other                                              13,241        10,085         22,295       17,916
                                                ---------     ---------      ---------    ---------
     Total revenues                               125,407        84,629        211,251      150,231

EXPENSES:
Payroll and benefits                               36,720        23,863         67,413       46,198
Other expenses                                     39,379        28,599         71,485       54,017
Depreciation and amortization                      14,349         8,506         26,121       16,660
Corporate fee                                       2,582         1,951          5,165        3,916
                                                ---------     ---------      ---------    ---------
     Total operating expenses                      93,030        62,919        170,184      120,791
                                                ---------     ---------      ---------    ---------
INCOME FROM OPERATIONS                             32,377        21,710         41,067       29,440

OTHER INCOME (EXPENSE):
Interest income                                       820           670          1,395        1,299
Interest expense                                  (13,603)       (8,451)       (24,613)     (16,904)
                                                ----------    ----------     ----------   ----------
     Other expense, net                           (12,783)       (7,781)       (23,218)     (15,605)
                                                ----------    ----------     ----------   ----------
INCOME BEFORE MINORITY
 INTERESTS AND INCOME TAXES                        19,594        13,929         17,849       13,835

MINORITY INTERESTS IN LOSS  OF SUBSIDIARY              12            46            118          149
                                                ---------     ---------      ---------    ---------
INCOME BEFORE INCOME TAXES                         19,606        13,975         17,967       13,984

INCOME TAX EXPENSE                                  7,812             5          7,162            5
                                                ---------     ---------      ---------    ---------
NET INCOME                                      $  11,794     $  13,970      $  10,805    $  13,979
                                                ---------     ---------      ---------    ---------
                                                ---------     ---------      ---------    ---------
BASIC AND DILUTED EARNINGS PER SHARE            $  11,794     $  13,970      $  10,805    $  13,979
                                                ---------     ---------      ---------    ---------
                                                ---------     ---------      ---------    ---------
WEIGHTED AVERAGE NUMBER OF
   COMMON SHARES                                    1,000         1,000          1,000        1,000
                                                ---------     ---------      ---------    ---------
                                                ---------     ---------      ---------    ---------

See accompanying notes to consolidated financial statements.

                           KSL RECREATION GROUP, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)


(AMOUNTS IN THOUSANDS,                                          APRIL 30,       OCTOBER 31,
EXCEPT SHARE DATA)                                                1999             1998
                                                                ----------      -----------
ASSETS

CURRENT ASSETS:
Cash and cash equivalents                                        $   9,670      $   5,248
Restricted cash                                                     10,453          1,743
Trade receivables, net of allowance for doubtful
   receivables of $779 and $718, respectively                       28,300         21,276
Inventories                                                         13,003         10,085
Current portion of notes receivable                                  6,068          2,387
Prepaid expenses and other current assets                            7,484          5,235
                                                                 ---------      ---------
     Total current assets                                           74,978         45,974

REAL ESTATE UNDER DEVELOPMENT                                       14,450          7,245
PROPERTY AND EQUIPMENT, net of accumulated
   depreciation of $113,485 and $95,446, respectively              817,894        509,170
NOTE RECEIVABLE FROM AFFILIATE                                      24,396         23,450
NOTES RECEIVABLE, less current portion                               5,583          5,389
RESTRICTED CASH, less current portion                                8,320             91
EXCESS OF COST OVER NET ASSETS OF
   ACQUIRED ENTITIES, net of accumulated
   amortization of $22,018 and $18,314, respectively               188,881        112,521
OTHER ASSETS, net                                                   34,280         33,753
                                                                 ---------      ---------

                                                               $ 1,168,782     $  737,593
                                                               -----------    -----------
                                                               -----------    -----------

See accompanying notes to consolidated financial statements.

                           KSL RECREATION GROUP, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (UNAUDITED) (CONTINUED)


(AMOUNTS IN THOUSANDS,                                         APRIL 30,         OCTOBER 31,
EXCEPT SHARE DATA)                                               1999               1998
                                                               ----------        -----------
LIABILITIES AND STOCKHOLDER'S EQUITY

CURRENT LIABILITIES:
Accounts payable                                                $  11,104        $   9,615
Accrued liabilities                                                22,544           20,504
Accrued interest payable                                            1,878              945
Current portion of long-term debt                                   1,044            1,044
Current portion of obligations under capital leases                 2,538            2,802
Customer and other deposits                                        16,636            7,007
Deferred income and other                                           5,809            1,871
                                                                ---------        ---------
     Total current liabilities                                     61,553           43,788

LONG-TERM DEBT, less current portion                              659,178          403,950
OBLIGATIONS UNDER CAPITAL LEASES,
   less current portion                                            36,688           34,416
OTHER LIABILITIES                                                   1,531            1,414
MEMBER DEPOSITS                                                    82,076           63,024
DEFERRED INCOME TAXES                                              15,778            8,578
MINORITY INTERESTS IN EQUITY OF SUBSIDIARY                             --              118

STOCKHOLDER'S EQUITY:
Common stock, $.01 par value, 25,000 shares authorized,
   1,000 outstanding                                                   --               --
Additional paid-in capital                                        316,403          197,535
Accumulated deficit                                                (4,425)         (15,230)
                                                                ----------       ----------
     Total stockholder's equity                                   311,978          182,305
                                                                ---------        ---------
                                                              $ 1,168,782       $  737,593
                                                              -----------       ----------
                                                              -----------       ----------

See accompanying notes to consolidated financial statements.

                           KSL RECREATION GROUP, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                     FOR THE
                                                                                SIX MONTHS ENDED
                                                                                    APRIL 30,
(AMOUNTS IN THOUSANDS)                                                        1999             1998
                                                                             ------           ------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                 $  10,805         $ 13,979
Adjustments to reconcile net income to net cash provided by
   operating activities:
   Depreciation and amortization                                              26,121           16,660
   Amortization of debt issuance costs                                           498              475
   Provision for losses on trade receivables                                     282               95
   Deferred income taxes                                                       7,200               --
   Provision for losses on notes receivables                                      --               40
   Minority interests in loss of subsidiary                                     (118)            (149)
   Loss on sale of property and equipment, net                                    78                3
   Changes in operating assets and liabilities, net of effects from investments in subsidiaries:
     Restricted cash                                                             901              693
     Trade receivables                                                        (4,558)         (11,232)
     Inventories                                                              (1,553)            (997)
     Prepaid expenses and other current assets                                (2,212)          (1,602)
     Notes receivable                                                           (200)             (74)
     Other assets                                                               (339)            (129)
     Accounts payable                                                            119             (224)
     Accrued liabilities                                                         655           (1,090)
     Accrued interest payable                                                   (214)          (7,469)
     Deferred income, customer deposits and other current liabilities          6,730            3,920
     Other liabilities                                                           117              118
                                                                           ---------         --------
       Net cash provided by operating activities                              44,312           13,017

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in subsidiary, net of cash acquired                              (105,149)         (87,673)
Acquisition of golf course facilities                                             --          (11,479)
Purchases of property and equipment                                          (22,589)         (10,848)
Collections on member notes receivable                                         2,282            2,190
Notes receivable from affiliate, net                                            (946)            (873)
Investment in real estate under development                                   (7,205)              --
Proceeds from sale of property and equipment                                     224               --
                                                                           ---------         --------
       Net cash used in investing activities                                (133,383)        (108,683)

See accompanying notes to consolidated financial statements.

                           KSL RECREATION GROUP, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (UNAUDITED) (CONTINUED)

                                                                                     FOR THE
                                                                                SIX MONTHS ENDED
                                                                                    APRIL 30,
(AMOUNTS IN THOUSANDS)                                                        1999             1998
                                                                             ------           ------
CASH FLOWS FROM FINANCING ACTIVITIES:
Capital contributions from Parent                                         $  110,000        $      --
Revolving line of credit, net                                                (18,750)          71,000
Principal payments on long-term debt and obligations
   under capital leases                                                       (2,434)          (2,419)
Debt financing costs                                                             (81)            (336)
Member deposits                                                                6,644            6,919
Member refunds                                                                (1,886)          (1,511)
                                                                           ----------        ---------
       Net cash provided by financing activities                              93,493           73,653
                                                                           ---------         --------
NET (DECREASE) INCREASE IN CASH AND CASH
    EQUIVALENTS                                                                4,422          (22,013)
CASH AND CASH EQUIVALENTS, beginning of period                                 5,248           24,056
                                                                           ---------         --------
CASH AND CASH EQUIVALENTS, end of period                                   $   9,670         $  2,043
                                                                           ---------         --------
                                                                           ---------         --------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
   INFORMATION:
   Interest paid (net of amounts capitalized)                              $  23,179         $ 24,373
                                                                           ---------         --------
                                                                           ---------         --------
   Income taxes paid                                                       $     550         $    504
                                                                           ---------         --------
                                                                           ---------         --------

NONCASH INVESTING AND FINANCING ACTIVITIES:
Obligations under capital leases                                           $   3,571         $    982
Notes receivable issued for member deposits                                    5,989            4,141
Assumption of debt of acquired properties                                    275,000            3,261
Trade-in of equipment under capital lease                                        517               --
Capital contribution of minority interest from Parent                          8,868               --


See accompanying notes to consolidated financial statements.

                           KSL RECREATION GROUP, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                             (AMOUNTS IN THOUSANDS)

NOTE 1.  ORGANIZATION AND ACCOUNTING POLICIES

     KSL Recreation Group, Inc. and its subsidiaries (collectively, the Company) is engaged in the ownership and management of resorts, spas, golf courses, private clubs, and activities related thereto.

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

     In June 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income", which is effective for annual periods beginning after December 15, 1997. This statement requires that all items that are required to be recognized under accounting standards as comprehensive income be reported in a financial statement that is displayed with the same prominence as other items reported in a financial statement. The Company's adoption of this standard, effective November 1, 1998, did not have a material impact on the Company's financial statements. Net income, as included in the accompanying statements of operations, equals comprehensive income as the Company does not have any other items of comprehensive income for the periods presented.

     In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments imbedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statements of financial position and measure those instruments at fair value. The Company is required to adopt SFAS No. 133 in fiscal 2001. The Company has not completed the process of evaluating the impact that will result from adopting SFAS No. 133.

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

     The following are the Company's unaudited pro forma consolidated results of operations for the six months ended April 30 which assume the Grand Wailea and The Claremont transactions occurred as of November 1, 1997:

             (In thousands, except per share data)
                                                            1999         1998
                                                            ----         ----
             Revenues                                    $223,226     $214,493
             Net income before income taxes                14,662       11,246
             Net income                                     7,500       11,241
             Net income per share                           7,500       11,241

     The unaudited pro forma results do not necessarily represent results which would have occurred if the acquisitions had taken place as of the beginning of the fiscal periods presented, nor do they purport to be indicative of the results that will be obtained in the future.

NOTE 3.    LONG-TERM DEBT AND RESTRICTED CASH

     The Company has a revolving credit line which allows maximum borrowings of $275,000. The Company's outstanding borrowings under the revolving credit line were $159,000 at April 30, 1999. The terms of the Company's credit facility, including the revolving credit line, contain certain financial covenants. The Company is in compliance with the required financial covenants of the credit facility at April 30, 1999.

     In March 1999, the Company entered into interest rate swap agreements in which $270,000 of variable rate debt was swapped for fixed rate debt bearing a LIBOR rate of 5.57%. The agreements mature in November 2002. The amounts to be received or paid pursuant to these agreements are accrued and recognized through an adjustment to interest expense in the accompanying consolidated statements of operations over the life of the agreement. The estimated fair value of the agreement as of April 30, 1999 is $269,502.

                           KSL RECREATION GROUP, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             (UNAUDITED) (CONTINUED)
                             (AMOUNTS IN THOUSANDS)

     In connection with the Grand Wailea acquisition (Note 2), the Company assumed approximately $275,000 in mortgage financing. The terms of this financing include interest only payments at 30 day LIBOR plus 275 basis points, with a maturity of November 2002. As the Company established its Grand Wailea subsidiary as an unrestricted subsidiary under the terms of the Company's credit facility, Grand Wailea is not considered in the Company's financial ratio tests under the credit facility. In connection with this mortgage financing the Company entered into an interest rate cap agreement with a third party whereby the LIBOR rate incurred by the Company on its long-term debt would not exceed 8.5%. In the event the LIBOR rate exceeds 8.5%, the third party would pay the interest in excess of 8.5%. The agreement expires in November 2000. The Company is in compliance with the required financial covenants of the mortgage financing at April 30, 1999.

     Pursuant to a cash management agreement underlying the $275,000 of mortgage financing assumed in the Grand Wailea acquisition, the Company was required to establish certain cash accounts for taxes, insurance, debt service, capital assets, working capital and operating expenses. Accordingly, the cash generated from operations of Grand Wailea is deposited into these accounts, which are maintained by a third-party servicer, and used to fund and replenish the required balances. Disbursements by the third-party servicer from these accounts are made pursuant to the terms of the agreement, which include disbursements for management fees and excess cash (as defined), which would be paid to the Company. As of April 30, 1999, the aggregate balance of these accounts was approximately $8,510 and is included in restricted cash in the accompanying unaudited condensed consolidated balance sheet. Management believes that the cash management agreement will not restrict its ability to meet the operational and capital needs of its subsidiary.

NOTE 4.  ADDITIONAL PAID-IN CAPITAL

     In January 1999, the Company's Parent exercised a put/call agreement it had with a Minority Interest Partner in one of the Company's subsidiaries. As a result, the Parent acquired an additional 7.61% interest in the Company's subsidiary, which it contributed to the Company. The Company recorded approximately $8,868 of goodwill related to the Parent's exercise of the put/call agreement.

     In connection with the Grand Wailea acquisition (Note 2), the Company's Parent contributed $110,000 in equity to the Company.

NOTE 5.  SUBSEQUENT EVENTS

     In May 1999, the Company entered into a non-binding letter of intent for the purchase of a golf facility in Northern California for approximately $10,000.

                           KSL RECREATION GROUP, INC.

                  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                             (AMOUNTS IN THOUSANDS)

     THREE MONTHS ENDED APRIL 30, 1999 (1999 SECOND QUARTER) AS COMPARED TO THE THREE MONTHS ENDED APRIL 30, 1998 (1998 SECOND QUARTER).

     REVENUES - Revenues increased by $40,778 or 48.2%, from $84,629 in the 1998 Second Quarter to $125,407 in the 1999 Second Quarter. Of this increase, $2,283 reflects the increase in revenues at operations owned in the 1998 Second Quarter, representing a 2.7% increase in 1999 Second Quarter revenues at these properties. The other $38,495 was attributable to the acquisitions of The Claremont Resort and Spa, the Grand Wailea Resort Hotel & Spa, two golf facilities, and the establishment of regional sales offices (collectively, the Additions), which substantially occurred subsequent to the 1998 Second Quarter.

     During the 1999 Second Quarter, the Company was engaged in ongoing capital improvements at all of its resorts, which the Company believes will add to future revenues. These capital improvements, which in the 1999 Second Quarter totaled $15,179, include: at Desert Resorts, the construction of a new golf course by Greg Norman and the construction of fifty Casita style resort homes adjacent to the La Quinta Resort; at Doral, construction of a pool/water feature, the ongoing construction of a member clubhouse, commencement of a complete rebuild of the White golf course by Greg Norman, and the renovation of several new retail stores; at The Claremont, extensive room and common area renovations; at Grand Traverse, the construction of a golf clubhouse and an eleven thousand square foot spa, and the refurbishment and branding of six retail stores; and at Lake Lanier, the renovation of a major restaurant, the construction of boat rental docks and the acquisition of a new boat fleet.

     These projects are scheduled to be completed at various times in fiscal 1999 and early fiscal 2000. While management believes they will enhance the guest experience and provide future revenue growth, their short-term impact has included some disruption in normal business levels and hence, dampened revenue growth at these properties.

     EXPENSES - Expenses of operations increased by $30,111, or 47.9%, from $62,919 in the 1998 Second Quarter to $93,030 in the 1999 Second Quarter. Approximately 94.1% of this increase, or $28,345, was due to the Additions. Depreciation and amortization associated with the Additions totaled $5,141. Excluding the effect of the Additions, expenses of operations increased 2.9% from the Second Quarter of 1998 to the Second Quarter of 1999. The 1999 Second Quarter expenses include incremental (over 1998 Second Quarter) sales and marketing costs associated with the establishment of regional sales offices, the revenue impact of which is substantially targeted for future periods. Additionally, 1999 Second Quarter expenses include the expansion of retail outlets at three properties. The revenues resulting from these initiatives are not anticipated to be fully realized until future periods.

     NET INCOME - Net income decreased by $2,176 from net income of $13,970 in the 1998 Second Quarter to a net income of $11,794 in the 1999 Second Quarter. Interest expense increased by $5,152 or 61.0%, during the 1999 Second Quarter due to increased borrowings under the Company's revolving line of credit necessary for The Claremont acquisition and the assumption of $275,000 of mortgage financing for the Grand Wailea acquisition. Income tax expense increased by $7,807 from income tax expense of $5 in the 1998 Second Quarter to $7,812 in the 1999 Second Quarter. During the 1999 Second Quarter, the Company estimated federal and state income taxes that will be paid primarily in future years due to temporary differences in the recognition of accounting transactions for tax and reporting purposes and from carryforwards. Excluding the Additions, the Company's 1999 Second Quarter income before income taxes increased by $4,059, or 28.4%, from $14,305 in 1998 Second quarter to $18,364 in 1999 Second quarter. Excluding the Additions, the Company's 1999 Second Quarter net income was $11,628, a decrease of $2,672 as compared to the 1998 Second Quarter, due to the factors discussed above. Net income from the additions in the 1999 Second Quarter was $166.

     ADJUSTED EBITDA - Adjusted EBITDA increased by $16,212 or 47.5%, from $34,108 in the 1998 Second Quarter to $50,320 in the 1999 Second Quarter.

                           KSL RECREATION GROUP, INC.

                  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                       (AMOUNTS IN THOUSANDS) (CONTINUED)

     SIX MONTHS ENDED APRIL 30, 1999 (1999 SIX MONTHS) AS COMPARED TO THE SIX MONTHS ENDED APRIL 30, 1998 (1998 SIX MONTHS).

     REVENUES - Revenues increased by $61,020 or 40.6%, from $150,231 in the 1998 Six Months to $211,251 in the 1999 Six Months. Of this increase, $5,228 reflects the increase in revenues at operations owned in the 1998 Six Months, representing a 3.5% increase in 1999 Six Months revenues at these properties. The other $55,792 was attributable to the Additions, which substantially occurred subsequent to the 1998 Six Months.

     During the 1999 Six Months, the Company was engaged in ongoing capital improvements at all of its resorts, which the Company believes will add to future revenues. These capital improvements which equaled approximately $22,589 in the 1999 Six Months include: at Desert Resorts, the completion of a twenty-three thousand square foot spa, the recapture and renovation of approximately four thousand square feet of retail space, and the construction of fifty Casita style resort homes adjacent to the La Quinta Resort; at Doral, construction of a pool/water feature, the ongoing construction of a member clubhouse, the commencement of a complete rebuild of the White golf course by Greg Norman, and renovation of several new retail stores; at The Claremont, extensive room and common area renovations; at Grand Traverse, the construction of a golf clubhouse and an eleven thousand square foot spa, and the refurbishment and branding of six retail stores; and at Lake Lanier, the completion of approximately ten thousand square feet of additional meeting space, the renovation of a major restaurant, the construction of boat rental docks, and the acquisition of a new boat fleet.

     These projects are scheduled to be completed at various times in fiscal 1999 and early fiscal 2000. While management believes they will enhance the guest experience and provide future revenue growth, their short-term impact has included some disruption in normal business levels and hence, dampened revenue growth at these properties.

     EXPENSES - Expenses of operations increased by $49,393, or 40.9%, from $120,791 in the 1998 Six Months to $170,184 in the 1999 Six Months. Approximately 88.1% of this increase, or $43,535, was due to the Additions. Depreciation and amortization associated with the Additions totaled $7,623. Excluding the effect of the Additions, expenses of operations increased 4.9% from the Six Months of 1998 to the Six Months of 1999.

     NET INCOME - Net income decreased by $3,174 from net income of $13,979 in the 1998 Six Months to a net income of $10,805 in the 1999 Six Months. Interest expense increased by $7,709 or 45.6%, during the 1999 Six Months due to increased borrowings under the Company's revolving line of credit necessary for The Claremont acquisition and the assumption of $275,000 of mortgage financing for the Grand Wailea acquisition. Income tax expense increased from $5 to $7,162. Excluding the Additions, income before income taxes increased by $4,879 or 34.1% from $14,316 in 1998 Six Months to $19,195 in 1999 Six Months. Excluding the Additions, the Company's 1999 Six Months net income was $12,797, a decrease of $1,514 as compared to the 1998 Six Months, due to the factors discussed above. Net loss from the additions in the 1999 Six Months was $1,992.

     ADJUSTED EBITDA - Adjusted EBITDA increased by $20,577 or 38.1%, from $54,035 in the 1998 Second Quarter to $74,612 in the 1999 Second Quarter. Adjusted Net Membership Deposits decreased by $500 or 6.6% from the 1998 Six Months; however, Gross Membership Deposits (which includes Deposits which are financed by the Company) increased by $1,533 or 13.6%, from the 1998 Six Months.

                           KSL RECREATION GROUP, INC.

                  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                       (AMOUNTS IN THOUSANDS) (CONTINUED)

     The foregoing discussion includes comparative financial information on the Company's Adjusted EBITDA, which is defined as net income before income tax expense (benefit), net interest expense, depreciation and amortization, extraordinary items and certain non-cash items, plus Adjusted Net Membership Deposits. Adjusted Net Membership Deposits is defined as Net Membership Deposits, excluding Net Membership Deposits which were paid in connection with the initial conversion of members to new membership plans, and excluding Net Membership Deposits (and subsequent refunds of such deposits) that are purchased as part of an acquisition. Net Membership Deposits is defined as the amount of refundable membership deposits paid by new and upgraded resort club members and by existing members who have converted to new membership plans, in cash, plus principal payments in cash received on notes in respect thereof, minus the amount of any refunds paid in cash with respect to such deposits. Information regarding Adjusted EBITDA has been provided because the Company believes that it assists in understanding the Company's operating results. The Company views cash flow from membership sales as an important component of operating cash flow measure, as membership sales are recurring in nature as the club builds its membership and replaces the natural turnover. Also, the significant payroll and operating expenses necessary to create, sell and maintain a private club operation are treated as ongoing expenses in the Company's Statements of Operations and therefore recognizing the cash flow from sales is an appropriate match in determining the overall performance of the club operation. It is important to note that the membership cash flow included in Adjusted EBITDA is only the cash amount collected, net of financed sales and refunds. From the Company's perspective, EBITDA and net membership cash flow together, which along with certain non-cash items comprise Adjusted EBITDA, provide the most accurate measure of the recurring cash flow performance of the operations. As structured, these private club membership sales are not treated as revenue for Generally Accepted Accounting Principles ("GAAP") purposes and therefore do not appear in the Company's Statements of Operations, but are reflected in the Company's Statements of Cash Flows.

         RECONCILIATIONS OF CONSOLIDATED NET INCOME (LOSS) TO ADJUSTED EBITDA

                                                  FOR THE                        FOR THE
                                            THREE MONTHS ENDED              SIX MONTHS ENDED
                                                 APRIL 30,                       APRIL 30,
                                            1999            1998           1999            1998
                                            ----            ----           ----            ----
   Net income                             $ 11,794      $  13,970       $  10,805      $  13,979
   Adjustments to net income:
     Income tax expense                      7,812              5           7,162              5
     Net interest expense                   12,783          7,781          23,218         15,605
     Depreciation and amortization          14,349          8,506          26,121         16,660
                                          --------      ---------       ---------      ---------
   EBITDA                                   46,738         30,262          67,306         46,249
                                          --------      ---------       ---------      ---------
   Adjustments to EBITDA:

     Net Membership Deposits                 3,443          3,793           7,040          7,597
     Excluded Membership Refunds                 -              -              57              -
                                          --------      ---------       ---------      ---------
     Adjusted Net Membership Deposits        3,443          3,793           7,097          7,597
     Non-cash items                            139             53             209            189
                                          --------      ---------       ---------      ---------
   Adjusted EBITDA                        $ 50,320       $ 34,108        $ 74,612       $ 54,035
                                          --------      ---------       ---------      ---------
                                          --------      ---------       ---------      ---------

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

                           KSL RECREATION GROUP, INC.

                  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                       (AMOUNTS IN THOUSANDS) (CONTINUED)

LIQUIDITY AND CAPITAL RESOURCES

     During the 1999 Six Months, cash flow provided by operating activities was $44,312 compared to $13,017 for the 1998 Six Months. This change was primarily due to increases in depreciation and amortization of $9,461; increases in deferred income tax of $7,200; and decreases of $6,674 in trade receivables and $7,255 in accrued interest payable. During the 1999 Six Months, cash flow used in investing activities aggregated $133,383 for the 1999 Six Months as compared to $108,683 for the 1998 Six Months. This change was primarily due to the Company's acquisition of the Grand Wailea Resort Hotel & Spa comprising an investment of $105,149, the Company's investment in real estate under development of $7,205, and an additional $11,741 in purchases of property and equipment, during the 1999 Six Months. These investments were offset by the purchase of the Claremont of $87,673 and of golf facilities of $11,479 during the 1998 Six Months. Cash provided by financing activities was $93,493 in the 1999 Six Months compared to $73,653 in the 1998 Six Months. This change is primarily attributable to capital contributions of $110,000, offset by a decrease in net usage of the revolving line of credit of $89,750.

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

     ASSESSMENT AND IMPLEMENTATION PHASE - In 1998 the Company undertook an examination of its systems for Year 2000 compliance with a view to replacing non-compliant systems. The Company has identified and completed a Y2K assessment of all major, mission-critical systems. A few upgrades remain and will be completed by November 30, 1999. The remaining systems include point of sale software upgrades and two voice mail system replacements. Additionally, non-computer system issues have been addressed. These non-computer systems include: (i) network switching; (ii) the Company's non-information technology systems (such as buildings, plant, equipment and other infrastructure systems that may contain embedded microcontroller technology); and (iii) the status of major vendors and service providers. The Company is over 80% complete in its assessment of non-computer systems and is not expected to have material exposure in this area.

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

     COSTS RELATED TO THE YEAR 2000 ISSUE - To date, the Company has incurred relatively insignificant costs to upgrade its systems to Year 2000 specifications. It is estimated that total costs for systems and service providers will be approximately $1,200, increased from previous estimates for the cost of correcting non-compliant systems purchased in the Grand Wailea acquisition. The Company plans to have all major systems Year 2000-compliant by November 1999.

     CONTINGENCY PLANS - The Company has in place contingency plans to handle worst case scenarios that the Company believes reasonably could occur. Those systems involve primarily the property management, point of sale and scheduling systems at the various properties. Departments at each property regularly face situations in which portions of these contingency plans are executed. Results from those situations are used to improve the plan. Information systems staff at each property has been informed that they will be expected to be on property during much of the New Year's holiday in order to react to any unexpected events.

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

                           KSL RECREATION GROUP, INC.

                  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                       (AMOUNTS IN THOUSANDS) (CONTINUED)


                           PART II. OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders of the Company during the quarterly period ended April 30, 1999.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

     27. (a) Financial Data Schedule for the period ended April 30, 1999.

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

                                   KSL RECREATION GROUP, INC.

Dated: June 11, 1999               By:        /s/ John K. Saer, Jr.
                                       ----------------------------------------
                                        Vice President, Chief Financial Officer
                                        and Treasurer