Form 10-Q
period 1999-07-31
KSL RECREATION GROUP INC
filed 1999-09-14
CIK 1041878

-------------------------------------------------------------------------------

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

  X      Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
----
         Exchange Act of 1934 For the quarterly period ended    July 31, 1999.
                                                             ------------------

                                       OR

         Transition Report Pursuant to Section 13 or 15(d) of the Securities
----
         Exchange Act of 1934 For the transition period from       to      .
                                                             -----    ----

                        Commission File Number  333-31025
                                               -----------

                           KSL RECREATION GROUP, INC.
             (Exact name of Registrant as specified in its charter)


                Delaware                                      33-0747103
               ----------                                    ------------
       (State or other jurisdiction of                 (IRS Employer ID Number)
       incorporation or organization)


              56-140 PGA Boulevard
              La Quinta, California                              92253
   ----------------------------------------                    ---------
   (Address of principal executive offices)                    (Zip Code)


                                  760/564-1088
                                  ------------
              (Registrant's telephone number, including area code)

                                       N/A
                                     -------
      (Former name, address and fiscal year, if changed since last report)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X, No
                                       ---     ---.

               Shares outstanding of the Registrant's common stock
                            as of September 10, 1999
                                      1,000

                                      Class
                          Common Stock, $0.01 par value

                           KSL RECREATION GROUP, INC.



INDEX
-------------------------------------------------------------------------------


                                                                                                                      Page

                          PART I. FINANCIAL INFORMATION
Item 1.  Financial Statements (unaudited)
   Condensed consolidated statements of operations for the three and nine months ended July 31, 1999 and 1998 ...........3
   Condensed consolidated balance sheets, July 31, 1999 and October 31, 1998.............................................4
   Condensed consolidated statements of cash flows for the nine months ended July 31, 1999 and 1998......................6
   Notes to condensed consolidated financial statements..................................................................8

Item 2.  Management's discussion and analysis of financial condition and results of operations..........................12

                           PART II. OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders............................................................17

Item 6.  Exhibits and Reports on Form 8-K...............................................................................17

Signatures..............................................................................................................18

                           KSL RECREATION GROUP, INC.

                          PART I. FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                               FOR THE                              FOR THE
                                                          THREE MONTHS ENDED                   NINE MONTHS ENDED
(AMOUNTS IN THOUSANDS,                                         JULY 31,                            JULY 31,
EXCEPT SHARE AND PER SHARE DATA)                          1999          1998                 1999           1998
                                                         -------       ------               ------         ------
REVENUES:
Rooms                                                 $  36,439        $  18,670           $111,282     $  63,473
Food and beverage                                        28,686           19,103             80,942        55,226
Golf fees                                                13,158           12,498             39,856        38,280
Dues and fees                                             8,208            7,796             23,564        21,066
Merchandise sales                                         5,082            3,455             16,406        13,219
Spa revenues                                              4,729            1,931             13,149         4,504
Other                                                    13,309           10,630             35,065        28,114
Real estate                                              13,972              341             14,613           853
                                                      ---------        ---------          ---------     ---------
     Total revenues                                     123,583           74,424            334,877       224,735

EXPENSES:
Payroll and benefits                                     37,927           26,936            105,340        73,134
Cost of real estate                                       5,364              286              5,738           720
Other expenses                                           38,737           27,692            109,891        81,355
Depreciation and amortization                            14,736            9,763             40,857        26,423
Corporate fee                                             2,582            2,465              7,747         6,381
                                                      ---------        ---------          ---------       -------
     Total operating expenses                            99,346           67,142            269,573       188,013
                                                      ---------        ---------          ---------       -------

INCOME FROM OPERATIONS                                   24,237            7,282             65,304        36,722

OTHER INCOME (EXPENSE):
Interest income                                             746              609              2,141         1,908
Interest expense                                        (13,709)          (9,615)           (38,322)      (26,519)
                                                      ----------       ----------         ----------     ---------
     Other expense, net                                 (12,963)          (9,006)           (36,181)      (24,611)
                                                      ----------       ----------         ----------     ---------
INCOME (LOSS) BEFORE MINORITY
  INTERESTS AND INCOME TAXES                             11,274           (1,724)            29,123        12,111

MINORITY INTERESTS IN (INCOME) LOSS  OF
  SUBSIDIARY                                                (19)             (46)                99           103
                                                      ----------       ----------         ---------       --------


INCOME (LOSS) BEFORE INCOME TAXES                        11,255           (1,770)            29,222        12,214

INCOME TAX EXPENSE                                        4,485               70             11,647            75
                                                      ---------        ---------          ---------      --------

NET INCOME (LOSS)                                     $   6,770        $  (1,840)         $  17,575      $  12,139
                                                      ----------       ----------         ----------     ---------
                                                      ----------       ----------         ----------     ---------

BASIC AND DILUTED EARNINGS (LOSS)
   PER SHARE                                          $   6,770        $  (1,840)         $  17,575     $  12,139
                                                      ----------       ----------         ----------    ----------
                                                      ----------       ----------         ----------    ----------

WEIGHTED AVERAGE NUMBER OF
   COMMON SHARES                                          1,000            1,000              1,000         1,000
                                                      ----------       ----------         ----------     ---------
                                                      ----------       ----------         ----------     ---------


See accompanying notes to consolidated financial statements.

                           KSL RECREATION GROUP, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)


(AMOUNTS IN THOUSANDS,                                                    JULY 31,                   OCTOBER 31,
EXCEPT SHARE DATA)                                                          1999                        1998
                                                                         ---------                   -----------
ASSETS

CURRENT ASSETS:
Cash and cash equivalents                                                  $  17,914                 $   5,248
Restricted cash                                                                8,524                     1,743
Trade receivables, net of allowance for doubtful
   receivables of $847 and $718, respectively                                 24,846                    21,276
Inventories                                                                   13,171                    10,085
Current portion of notes receivable                                            7,655                     2,387
Prepaid expenses and other current assets                                      9,005                     5,235
                                                                           ---------                 ---------

     Total current assets                                                     81,115                    45,974

REAL ESTATE UNDER DEVELOPMENT                                                 16,192                     7,245
PROPERTY AND EQUIPMENT, net of accumulated
   depreciation of $124,732 and $95,466, respectively                        824,756                   509,170
NOTE RECEIVABLE FROM AFFILIATE                                                24,891                    23,450
NOTES RECEIVABLE, less current portion                                         3,198                     5,389
RESTRICTED CASH, less current portion                                          8,310                        91
EXCESS OF COST OVER NET ASSETS OF
   ACQUIRED ENTITIES, net of accumulated
   amortization of $24,115 and $18,314, respectively                         187,198                   112,521
OTHER ASSETS, net                                                             32,311                    33,753
                                                                           ---------                 ---------

                                                                         $ 1,177,971                $  737,593
                                                                         -----------                -----------
                                                                         -----------                -----------


See accompanying notes to consolidated financial statements.

                           KSL RECREATION GROUP, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (UNAUDITED) (CONTINUED)


(AMOUNTS IN THOUSANDS,                                                    JULY 31,                   OCTOBER 31,
EXCEPT SHARE DATA)                                                          1999                        1998
                                                                         --------                    -----------
LIABILITIES AND STOCKHOLDER'S EQUITY

CURRENT LIABILITIES:
Accounts payable                                                           $  10,467                 $   9,615
Accrued liabilities                                                           23,717                    20,504
Accrued interest payable                                                       5,277                       945
Current portion of long-term debt                                              1,043                     1,044
Current portion of obligations under capital leases                            2,602                     2,802
Customer and other deposits                                                   14,801                     7,007
Deferred income and other                                                      7,114                     1,871
                                                                           ---------                 ---------

     Total current liabilities                                                65,021                    43,788

LONG-TERM DEBT, less current portion                                         649,365                   403,950
OBLIGATIONS UNDER CAPITAL LEASES,
   less current portion                                                       36,230                    34,416
OTHER LIABILITIES                                                              1,589                     1,414
MEMBERSHIP DEPOSITS                                                           86,455                    63,024
DEFERRED INCOME TAXES                                                         20,253                     8,578
MINORITY INTERESTS IN EQUITY OF SUBSIDIARY                                        --                       118

STOCKHOLDER'S EQUITY:
Common stock, $.01 par value, 25,000 shares authorized,
   1,000 outstanding                                                              --                        --
Additional paid-in capital                                                   316,713                   197,535
Retained earnings (accumulated deficit)                                        2,345                   (15,230)
                                                                           ---------                 ----------
     Total stockholder's equity                                              319,058                   182,305
                                                                           ---------                 ---------

                                                                         $ 1,177,971                $  737,593
                                                                         -----------                ----------
                                                                         -----------                ----------


See accompanying notes to consolidated financial statements.

                           KSL RECREATION GROUP, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                     FOR THE
                                                                                NINE MONTHS ENDED
                                                                                    JULY 31,
(AMOUNTS IN THOUSANDS)                                                        1999             1998
                                                                             ------           ------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                 $  17,575         $ 12,139
Adjustments to reconcile net income to net cash provided by
   operating activities:
   Depreciation and amortization                                              40,857           26,423
   Amortization of debt issuance costs                                           748              722
   Provision for losses on trade receivables                                     400              479
   Deferred income taxes                                                      11,675               --
   Provision for losses on notes receivables                                      --               40
   Minority interests in loss of subsidiary                                     (118)            (103)
   Loss on sale of property and equipment, net                                   184               32
   Gain on sales of land, net                                                 (8,309)              --
   Changes in operating assets and liabilities, net of effects from investments in subsidiaries:
     Restricted cash                                                           2,839             (574)
     Trade receivables                                                        (1,221)          (2,477)
     Inventories                                                              (1,721)            (990)
     Prepaid expenses and other current assets                                (3,732)            (823)
     Notes receivable                                                           (173)            (253)
     Other assets                                                                 22             (376)
     Receivable from affiliates                                                  211             (124)
     Accounts payable                                                           (516)             587
     Accrued liabilities                                                       1,833              590
     Accrued interest payable                                                  3,185           (6,417)
     Deferred income, customer deposits and other current liabilities          5,990            2,826
     Other liabilities                                                           175              173
                                                                           ---------         --------

       Net cash provided by operating activities                              69,904           31,874

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in subsidiary, net of cash acquired                              (105,149)         (87,899)
Acquisition of golf course facilities                                             --          (11,479)
Purchases of property and equipment                                          (39,623)         (23,128)
Collections on member notes receivable                                         3,304            3,640
Notes receivable from affiliate, net                                          (1,441)          (1,331)
Investment in real estate under development                                   (8,947)              --
Proceeds from sales of land, net                                               9,125               --
Proceeds from sale of property and equipment                                     214               --
                                                                           ---------         --------

       Net cash used in investing activities                                (142,517)        (120,197)



See accompanying notes to consolidated financial statements.

                           KSL RECREATION GROUP, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (UNAUDITED) (CONTINUED)


                                                                                     FOR THE
                                                                                NINE MONTHS ENDED
                                                                                    JULY 31,
(AMOUNTS IN THOUSANDS)                                                        1999             1998
                                                                             ------           ------
CASH FLOWS FROM FINANCING ACTIVITIES:
Capital contributions from Parent                                         $  110,000        $      --
Revolving line of credit, net                                                (28,550)          62,600
Principal payments on long-term debt and obligations
   under capital leases                                                       (3,184)          (3,378)
Debt financing costs                                                             (81)            (352)
Member deposits                                                                9,921           10,010
Member refunds                                                                (2,827)          (2,185)
                                                                           ----------        ---------

       Net cash provided by financing activities                              85,279           66,695
                                                                           ---------         --------

NET (DECREASE) INCREASE IN CASH AND CASH
    EQUIVALENTS                                                               12,666          (21,628)

CASH AND CASH EQUIVALENTS, beginning of period                                 5,248           24,056
                                                                           ---------         --------

CASH AND CASH EQUIVALENTS, end of period                                   $  17,914         $  2,428
                                                                           ----------        ---------
                                                                           ----------        ---------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
   INFORMATION:
   Interest paid (net of amounts capitalized)                              $  33,241         $ 32,309
                                                                           ----------        ---------
                                                                           ----------        ---------
   Income taxes paid                                                       $     550         $    504
                                                                           ----------        ---------
                                                                           ----------        ---------

NONCASH INVESTING AND FINANCING ACTIVITIES:
Obligations under capital leases                                           $   3,913       $    1,320
Notes receivable issued for member deposits                                    8,006            5,919
Assumption of debt of acquired properties                                    275,000            3,261
Trade-in of equipment under capital lease                                        517               --
Capital contribution of minority interest from Parent                          9,178               --
Foreclosure on note receivable, golf course facility acquired                  1,821               --


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

     In June 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income", which is effective for annual periods beginning after December 15, 1997. This statement requires that all items that are required to be recognized under accounting standards as comprehensive income be reported in a financial statement that is displayed with the same prominence as other items reported in a financial statement. The Company's adoption of this standard, effective November 1, 1998, did not have a material impact on the Company's financial statements. Net income (loss), as included in the accompanying statements of operations, equals comprehensive income (loss) as the Company does not have any other items of comprehensive income (loss) for the periods presented.

     In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments imbedded in other contracts, and for hedging activities. It requires that an entity recognizes all derivatives as either assets or liabilities in the statements of financial position and measures those instruments at fair value. The Company is required to adopt SFAS No. 133 in fiscal 2001. The Company has not completed the process of evaluating the impact that will result from adopting SFAS No. 133.

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

     The following are the Company's unaudited pro forma consolidated results of operations for the nine months ended July 31 which assume the Grand Wailea and The Claremont transactions occurred as of November 1, 1997:

             (In thousands, except per share data)


                                                                 1999         1998
                                                                 ----         ----
             Revenues                                         $346,852     $310,444
             Net income before income taxes                     25,917        8,182
             Net income                                         14,270        8,107
             Net income per share                               14,270        8,107

     The unaudited pro forma results do not necessarily represent results which would have occurred if the acquisitions had taken place as of the beginning of the fiscal periods presented, nor do they purport to be indicative of the results that will be obtained in the future.

NOTE 3.    LONG-TERM DEBT AND RESTRICTED CASH

     The Company has a revolving credit line which allows maximum borrowings of $275,000. The Company's outstanding borrowings under the revolving credit line were $149,200 at July 31, 1999. The terms of the Company's credit facility, including the revolving credit line, contain certain financial covenants. The Company is in compliance with the required financial covenants of the credit facility at July 31, 1999.

     In March 1999, the Company entered into interest rate swap agreements in which $270,000 of variable rate debt was swapped for fixed rate debt bearing a LIBOR rate of 5.57%. The agreements mature in November 2002. The amounts to be received or paid pursuant to these agreements are accrued and recognized through an adjustment to interest expense in the accompanying consolidated statements of operations over the life of the agreement. The estimated fair value of the agreement as of July 31, 1999 is $275,979.

                           KSL RECREATION GROUP, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             (UNAUDITED) (CONTINUED)
                             (AMOUNTS IN THOUSANDS)


     In connection with the Grand Wailea acquisition (Note 2), the Company assumed approximately $275,000 in mortgage financing. The terms of this financing include interest only payments at 30 day LIBOR plus 275 basis points, with a maturity of November 2002. As the Company established its Grand Wailea subsidiary as an unrestricted subsidiary under the terms of the Company's credit facility, Grand Wailea is not considered in the Company's financial ratio tests under the credit facility. In connection with this mortgage financing the Company entered into an interest rate cap agreement with a third party whereby the LIBOR rate incurred by the Company on its long-term debt would not exceed 8.5%. In the event the LIBOR rate exceeds 8.5%, the third party would pay the interest in excess of 8.5%. The agreement expires in November 2000. The Company is in compliance with the required financial covenants of the mortgage financing at July 31, 1999.

     Pursuant to a cash management agreement underlying the $275,000 of mortgage financing assumed in the Grand Wailea acquisition, the Company was required to establish certain cash accounts for taxes, insurance, debt service, capital assets, working capital and operating expenses. Accordingly, the cash generated from operations of Grand Wailea is deposited into these accounts, which are maintained by a third-party servicer, and used to fund and replenish the required balances. Disbursements by the third-party servicer from these accounts are made pursuant to the terms of the agreement, which include disbursements for management fees and excess cash (as defined), which are paid to the Company. As of July 31, 1999, the aggregate balance of these accounts was approximately $7,282 and is included in restricted cash in the accompanying unaudited condensed consolidated balance sheet. Management believes that the cash management agreement will not restrict its ability to meet the operational and capital needs of its subsidiary.

NOTE 4.  ADDITIONAL PAID-IN CAPITAL

     In January 1999, the Company's Parent exercised a put/call agreement it had with a Minority Interest Partner in one of the Company's subsidiaries. As a result, the Parent acquired an additional 7.61% interest in the Company's subsidiary, which it contributed to the Company. The Company recorded approximately $9,178 of goodwill related to the Parent's exercise of the put/call agreement.

     In connection with the Grand Wailea acquisition (Note 2), the Company's Parent contributed $110,000 in equity to the Company.


NOTE 5.  REAL ESTATE TRANSACTION

     On July 8, 1999, KSL Hotel Corp. ("Doral"), a wholly-owned indirect subsidiary of the Company and owner of Doral Golf Resort and Spa, sold for cash approximately ten acres of real property previously utilized by Doral as a nine-hole, Par 3 golf course for a sales price of $9,500. After closing and selling costs, the gain on sale is approximately $8,000.

     During the nine month period ended July 31, 1999, a wholly-owned indirect subsidiary of the Company, KSL Desert Resorts, Inc. ("Desert Resorts"), sold nine single family detached units for $4,626. A total of ninety-seven single family detached units are planned or under construction on this site, which is adjacent to Desert Resorts' La Quinta Resort & Club in California. During the nine month period ended July 31, 1999, marketing and project management expenses of $1,700 have been incurred by Desert Resorts with an affiliate in connection with this development.

                           KSL RECREATION GROUP, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             (UNAUDITED) (CONTINUED)
                             (AMOUNTS IN THOUSANDS)


NOTE 6.  SUBSEQUENT EVENTS


     On August 9, 1999, the Company entered into a purchase and sale agreement for the disposition of its community golf operations (located in Virginia, Maryland, Pennsylvania, Florida, Tennessee, and Wisconsin) for approximately $145,000, reduced by assumed long-term liabilities and adjusted by working capital (as defined). The transaction is expected to close before November 1999.

                           KSL RECREATION GROUP, INC.

                  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                             (AMOUNTS IN THOUSANDS)


     THREE MONTHS ENDED JULY 31, 1999 (1999 THIRD QUARTER) AS COMPARED TO THE THREE MONTHS ENDED JULY 31, 1998 (1998 THIRD QUARTER).


     REVENUES - Revenues increased by $49,159 or 66.1%, from $74,424 in the 1998 Third Quarter to $123,583 in the 1999 Third Quarter. Of this increase, $21,650 reflects the increase in revenues at operations owned in the 1998 Third Quarter. Real estate operations contributed $13,631 of this increase, with resort and golf operations adding $8,019, representing a 10.8% increase in 1999 Third Quarter non-real estate revenues at these properties. The other $27,509 was attributable to the acquisition of the Grand Wailea Resort Hotel & Spa (the Addition), which occurred subsequent to the 1998 Third Quarter.

     During the 1999 Third Quarter, the Company was engaged in ongoing capital improvements at all of its resorts, which the Company believes will add to future revenues. These capital improvements, which in the 1999 Third Quarter totaled $18,776, include: at Desert Resorts, the construction of a new golf course by Greg Norman and the construction of fifty Casita style resort homes adjacent to the La Quinta Resort; at Doral, construction of a pool/water feature, the ongoing construction of a member clubhouse, and commencement of a complete rebuild of the White golf course by Greg Norman; at The Claremont, extensive room and common area renovations; at Grand Traverse, the construction of a golf clubhouse and an eleven thousand square foot spa, and the refurbishment and branding of six retail stores; and at Lake Lanier, the renovation of a major restaurant, the construction of boat rental docks and the acquisition of a new boat fleet.

     These projects are scheduled to be completed at various times in fiscal 1999 and early fiscal 2000. While management believes they will enhance the guest experience and provide future revenue growth, their short-term impact has included some disruption in normal business levels and hence, dampened revenue growth at these properties.

     EXPENSES - Expenses of operations increased by $32,204, or 48.0%, from $67,142 in the 1998 Third Quarter to $99,346 in the 1999 Third Quarter. Approximately 65.3% of this increase, or $21,028, was due to the Addition. Depreciation and amortization associated with the Addition totaled $3,980. Approximately 15.8% of this increase, or $5,078 was associated with real estate operations. Excluding the effect of real estate and the Addition, expenses of operations increased 9.1% from the Third Quarter of 1998 to the Third Quarter of 1999.

     NET INCOME - Net income increased by $8,610 from a net loss of $1,840 in the 1998 Third Quarter to net income of $6,770 in the 1999 Third Quarter. Interest expense increased by $4,094 or 42.6%, during the 1999 Third Quarter due to the assumption of $275,000 of mortgage financing for the Grand Wailea acquisition. Income tax expense increased by $4,415 from $70 in the 1998 Third Quarter to $4,485 in the 1999 Third Quarter. Excluding the Addition, the Company's 1999 Third Quarter income before income taxes increased by $13,776, from a loss of $1,770 in 1998 Third quarter to income of $12,006 in 1999 Third quarter. Excluding the Addition, the Company's 1999 Third Quarter net income was $7,557, an increase of $9,397 as compared to the 1998 Third Quarter, due to the factors discussed above. Net loss from the Addition in the 1999 Third Quarter was $787.

     ADJUSTED EBITDA - Adjusted EBITDA increased by $21,673 or 103.4%, from $20,963 in the 1998 Third Quarter to $42,636 in the 1999 Third Quarter. Adjusted Net Membership Deposits decreased by $374, or 9.7% from the 1998 Third Quarter.

                           KSL RECREATION GROUP, INC.

                  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                       (AMOUNTS IN THOUSANDS) (CONTINUED)



     NINE MONTHS ENDED JULY 31, 1999 (1999 NINE MONTHS) AS COMPARED TO THE NINE MONTHS ENDED JULY 31, 1998 (1998 NINE MONTHS).


     REVENUES - Revenues increased by $110,142 or 49.0%, from $224,735 in the 1998 Nine Months to $334,877 in the 1999 Nine Months. Of this increase, $25,506 reflects the increase in revenues at operations owned in the 1998 Nine Months. Real estate operations contributed $13,760 of this increase, with resort and golf operations adding $11,746, which represents a 5.5% increase in 1999 Nine Months non-real estate revenues at these properties. The other $84,636 of the overall increase in revenues was attributable to the acquisitions of The Claremont, the Grand Wailea Resort Hotel & Spa, and two golf facilities (collectively, the Nine Month Additions).

     During the 1999 Nine Months, the Company was engaged in ongoing capital improvements at all of its resorts, which the Company believes will add to future revenues. These capital improvements equaled approximately $48,570 in the 1999 Nine Months and include: at Desert Resorts, the completion of a twenty-three thousand square foot spa, the construction of a new golf course by Greg Norman, the recapture and renovation of approximately four thousand square feet of retail space, and the construction of fifty Casita style resort homes adjacent to the La Quinta Resort; at Doral, construction of a pool/water feature, the ongoing construction of a member clubhouse, the commencement of a complete rebuild of the White golf course by Greg Norman, and renovation of several new retail stores; at The Claremont, extensive room and common area renovations; at Grand Traverse, the construction of a golf clubhouse and an eleven thousand square foot spa, and the refurbishment and branding of six retail stores; and at Lake Lanier, the completion of approximately ten thousand square feet of additional meeting space, the renovation of a major restaurant, the construction of boat rental docks, and the acquisition of a new boat fleet.

     These projects are scheduled to be completed at various times in fiscal 1999 and early fiscal 2000. While management believes they will enhance the guest experience and provide future revenue growth, their short-term impact has included some disruption in normal business levels and hence, dampened revenue growth at these properties.

     EXPENSES - Expenses of operations increased by $81,560, or 43.4%, from $188,013 in the 1998 Nine Months to $269,573 in the 1999 Nine Months. Approximately 80.0% of this increase, or $65,280, was due to the Nine Month Additions. Approximately 6.2% of this increase, or $5,018, was associated with real estate operations. Depreciation and amortization associated with the Nine Month Additions totaled $12,764. Corporate fees increased by $1,366, or 21.4% due to expanded support in the retail, legal, and marketing functions. Excluding the effect of real estate expenses and Nine Month Additions, expenses of operations increased 6.3% from the Nine Months of 1998 to the Nine Months of 1999 due to expanded operations (such as spa, retail, and golf) resulting from capital improvements.

     NET INCOME - Net income increased by $5,436 from net income of $12,139 in the 1998 Nine Months to net income of $17,575 in the 1999 Nine Months. Interest expense increased by $11,803 or 44.5%, during the 1999 Nine Months due to increased borrowings under the Company's revolving line of credit necessary for The Claremont acquisition and the assumption of $275,000 of mortgage financing for the Grand Wailea acquisition. Income tax expense increased from $75 to $11,647. Excluding the Nine Month Additions, income before income taxes increased by $18,256 or 149.5% from $12,211 in 1998 Nine Months to $30,467 in 1999 Nine Months. Excluding the Nine Month Additions, the Company's 1999 Nine Months net income was $19,620, an increase of $7,484 as compared to the 1998 Nine Months, due to the factors discussed above. Net loss from the Nine Month Additions in the 1999 Nine Months was $2,045.


     ADJUSTED EBITDA - Adjusted EBITDA increased by $42,246 or 56.3%, from $75,002 in the 1998 Third Quarter to $117,248 in the 1999 Third Quarter. Adjusted Net Membership Deposits decreased by $876, or 7.6% from the 1998 Nine Months.

                           KSL RECREATION GROUP, INC.

                  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                       (AMOUNTS IN THOUSANDS) (CONTINUED)


     The foregoing discussion includes comparative financial information on the Company's Adjusted EBITDA, which is defined as net income before income tax expense (benefit), net interest expense, depreciation and amortization, extraordinary items and certain non-cash items, plus Adjusted Net Membership Deposits. Adjusted Net Membership Deposits is defined as Net Membership Deposits, excluding Net Membership Deposits which were paid in connection with the initial conversion of members to new membership plans, and excluding Net Membership Deposits (and subsequent refunds of such deposits) that are purchased as part of an acquisition. Net Membership Deposits is defined as the amount of refundable membership deposits paid by new and upgraded resort club members and by existing members who have converted to new membership plans, in cash, plus principal payments in cash received on notes in respect thereof, minus the amount of any refunds paid in cash with respect to such deposits. Information regarding Adjusted EBITDA has been provided because the Company believes that it assists in understanding the Company's operating results. The Company views cash flow from membership sales as an important component of operating cash flow, as membership sales are recurring in nature as the club builds its membership and replaces the natural turnover. Also, the significant payroll and operating expenses necessary to create, sell and maintain a private club operation are treated as ongoing expenses in the Company's Statements of Operations and therefore recognizing the cash flow from sales is an appropriate match in determining the overall performance of the club operation. It is important to note that the membership cash flow included in Adjusted EBITDA is only the cash amount collected, net of financed sales and refunds. From the Company's perspective, EBITDA and net membership cash flow together, which along with certain non-cash items comprise Adjusted EBITDA, provide the most accurate measure of the recurring cash flow performance of the operations. As structured, these private club membership sales are not treated as revenue for Generally Accepted Accounting Principles ("GAAP") purposes and therefore do not appear in the Company's Statements of Operations, but are reflected in the Company's Statements of Cash Flows.

      RECONCILIATIONS OF CONSOLIDATED NET INCOME (LOSS) TO ADJUSTED EBITDA


                                                              FOR THE                        FOR THE
                                                        THREE MONTHS ENDED              NINE MONTHS ENDED
                                                              JULY 31,                       JULY 31,
                                                        1999            1998           1999            1998
                                                        ----            ----           ----            ----
   Net income (loss)                                   $ 6,770      $ (1,840)        $ 17,575       $ 12,139
   Adjustments to net income (loss):
     Income tax expense                                  4,485             70          11,647             75
     Net interest expense                               12,963          9,006          36,181         24,611
     Depreciation and amortization                      14,736          9,763          40,857         26,423
                                                      --------       --------        --------       --------
   EBITDA                                               38,954         16,999         106,260         63,248
                                                      --------       --------        --------       --------
   Adjustments to EBITDA:
     Net Membership Deposits                             3,358          3,866          10,398         11,465
     Excluded Membership Refunds                           134             --             191             --
                                                      --------       --------        --------       --------
     Adjusted Net Membership Deposits                    3,492          3,866          10,589         11,465
     Non-cash items                                        190             98             399            289
                                                            --             --              --             --
                                                      --------       --------        --------       --------
   Adjusted EBITDA                                    $ 42,636       $ 20,963       $ 117,248       $ 75,002
                                                      --------       --------       ---------       --------
                                                      --------       --------       ---------       --------

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

                           KSL RECREATION GROUP, INC.

                  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                       (AMOUNTS IN THOUSANDS) (CONTINUED)


LIQUIDITY AND CAPITAL RESOURCES

     During the 1999 Nine Months, cash flow provided by operating activities was $69,904 compared to $31,874 for the 1998 Nine Months. This change was primarily due to increases in depreciation and amortization of $14,434; increases in deferred income tax of $11,675; and a decrease of $9,602 in accrued interest payable. During the 1999 Nine Months, cash flow used in investing activities aggregated $142,517 for the 1999 Nine Months as compared to $120,197 for the 1998 Nine Months. This change was primarily due to the Company's acquisition of the Grand Wailea Resort Hotel & Spa comprising an investment of $105,149, the Company's investment in real estate under development of $8,947, an additional $16,495 in purchases of property and equipment, and $9,125 of proceeds from land sales, during the 1999 Nine Months. These investments were offset by the purchase of The Claremont of $87,899 and of golf facilities of $11,479 during the 1998 Nine Months. Cash provided by financing activities was $85,279 in the 1999 Nine Months compared to $66,695 in the 1998 Nine Months. This change is primarily attributable to capital contributions of $110,000, offset by a decrease in net usage of the revolving line of credit of $91,150.

     In December 1998, the Company, through a wholly-owned subsidiary, purchased substantially all the assets and certain liabilities of the Grand Wailea Resort Hotel & Spa for approximately $375,000, including the assumption of approximately $275,000 in mortgage financing. The excess of the purchase price over the debt assumed, acquisition-related costs and working capital was funded with a $110,000 capital contribution by the Parent.

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


     ASSESSMENT AND IMPLEMENTATION PHASE - In 1998 the Company undertook an examination of its systems for Year 2000 compliance with a view to replacing non-compliant systems. The Company has identified and completed a Y2K assessment of all major, mission-critical systems. A few upgrades remain and will be completed by November 30, 1999. The remaining systems include point of sale software upgrades and one voice mail system replacement. Additionally, non-computer system issues have been addressed. These non-computer systems include: (i) network switching; (ii) the Company's non-information technology systems (such as buildings, plant, equipment and other infrastructure systems that may contain embedded microcontroller technology); and (iii) the status of major vendors and service providers. The Company has completed its assessment of non-computer systems and has no material exposure in this area.

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

     COSTS RELATED TO THE YEAR 2000 ISSUE - To date, the Company has incurred relatively insignificant costs to upgrade its systems to Year 2000 specifications. It is estimated that total costs for systems and service providers will be approximately $1,200. The Company plans to have all major systems Year 2000-compliant by November 1999.

     CONTINGENCY PLANS - The Company has in place contingency plans to handle worst case scenarios that the Company believes reasonably could occur. Those systems involve primarily the property management, point of sale and scheduling systems at the various properties. Departments at each property periodically face situations in which portions of these contingency plans are executed. Results from those situations are used to improve the plan. Information systems staff at each property has been informed that they will be expected to be on property during much of the New Year's holiday in order to react to any unexpected events.

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

                           KSL RECREATION GROUP, INC.

                  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                       (AMOUNTS IN THOUSANDS) (CONTINUED)


                           PART II. OTHER INFORMATION


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of security holders of the Company during the quarterly period ended July 31, 1999.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits

         27.  (a) Financial Data Schedule for the period ended July 31, 1999.

         (b)  Reports on Form 8-K

         None

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        KSL RECREATION GROUP, INC.




Dated: September 14, 1999                    By:   /s/ John K. Saer, Jr.
                                                ----------------------------
                                        Vice President, Chief Financial Officer
                                        and Treasurer