Form 10-K
period 1999-10-31
KSL RECREATION GROUP INC
filed 2000-01-31
CIK 1041878

                                    FORM 10-K
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549



[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THESECURITIES EXCHANGE ACT
    OF 1934
                   For the fiscal yearended October 31, 1999
                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934
           For the transition period from                 to
                                          ---------------    --------------

                       Commission File Number - 333-31025


                           KSL RECREATION GROUP, INC.
             (Exact name of registrant as specified in its charter)


                DELAWARE                                33-0747103
----------------------------------------        -------------------------
      (State or other jurisdiction of               (I.R.S. Employer
      incorporation or organization)              Identification Number)

           55-880 PGA Boulevard
          LA QUINTA, CALIFORNIA                           92253
-----------------------------------------       -------------------------
  (Address of principal executive office)              (Zip Code)

         Registrant's telephone number including area code: 760-564-8000


Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                      ---   ---

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

Common Stock, $.01 par value, 1,000 shares (January 15, 2000)

DOCUMENTS INCORPORATED BY REFERENCE:  None

                                      INDEX

                                                                                                        Page
                                                                                                        ----

Part I.
Item 1.  Business.......................................................................................  3
Item 2.  Properties.....................................................................................  9
Item 3.  Legal Proceedings..............................................................................  9
Item 4.  Submission of Matters to a Vote of Security Holders............................................  9

Part II.
Item 5.  Market for the Registrant's Common Equity and Related Stockholder Matters...................... 10
Item 6.  Selected Financial Data........................................................................ 10
Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations.......... 11
Item 8.  Financial Statements and Supplementary Data.................................................... 16
Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure........... 36

Part III.
Item 10. Directors and Executive Officers............................................................... 36
Item 11. Executive Compensation......................................................................... 39
Item 12. Security Ownership of Certain Beneficial Owners and Management................................. 43
Item 13. Certain Relationships and Related Transactions................................................. 44

Part IV.
Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K................................ 46

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

                                     PART I.

ITEM 1. BUSINESS

GENERAL

        KSL Recreation Group, Inc. was incorporated on March 14, 1997, under the laws of the State of Delaware. KSL Recreation Group, Inc., together with its subsidiaries (the "Company"), is engaged in service-based recreation through the ownership and management of resorts, spas, golf courses, private clubs, and activities related thereto. The Company's operations currently include: (i) La Quinta Resort & Club ("La Quinta") and PGA WEST ("PGA WEST"), located in the Palm Springs, California area, which together, constitute the Company's "Desert Resorts" operations; (ii) Doral Golf Resort and Spa ("Doral"), located near Miami, Florida; (iii) a hotel and recreational complex known as Lake Lanier Islands ("Lake Lanier") located on Lake Lanier near Atlanta, Georgia; (iv) Grand Traverse Resort & Spa ("Grand Traverse"), located in the northwest portion of the lower peninsula of Michigan; (v) The Claremont Resort & Spa ("The Claremont"), located near Berkeley, California and (vi) the Grand Wailea Resort Hotel & Spa ("Grand Wailea"), located in Maui, Hawaii. In September 1999, the Company sold its investment in KSL Fairways ("Fairways"), which operated 24 golf facilities located in six states. The Company is wholly owned by KSL Recreation Corporation ("Parent"), a Delaware corporation incorporated on May 19, 1993, of which approximately 97.3% of the common stock as of October 31, 1999, (84.1% on a fully diluted basis) is owned by partnerships formed at the direction of Kohlberg Kravis Roberts & Co., L.P., an affiliate of Kohlberg Kravis Roberts & Co. Shortly after the Company's formation in March 1997, the subsidiaries of the Parent which owned Desert Resorts, Doral and Fairways, and managed Lake Lanier, became wholly owned subsidiaries of the Company.

        In December 1998, the Company, through a subsidiary, purchased substantially all of the assets and certain liabilities of the Grand Wailea Resort Hotel & Spa, a 779-room resort in Maui, Hawaii for approximately $373 million, including the assumption of approximately $275 million in mortgage financing. (SEE GRAND WAILEA).

        The Company's operations comprise numerous interrelated services, including lodging, conference services, corporate and individual guest hospitality programs and facilities, food and beverage, private and resort golf operations, spas, club membership programs, entertainment, athletic focused special events, and real estate development to facilitate participation in the activities outlined above. For related segment information, the resort and the real estate segments, see note 18 to the consolidated financial statements.

DESERT RESORTS

        Desert Resorts is located in La Quinta, California, a golf and recreation destination located near Palm Springs, California. Since the acquisition of Desert Resorts in December 1993, the Company has invested approximately $73 million in facilities-related improvements, initiated measures designed to enhance and expand the revenue base, and introduced numerous operating efficiencies.

        Desert Resorts includes La Quinta, formerly known as the La Quinta Hotel, which opened in 1926. La Quinta currently offers 640 "casita"-style hotel rooms (Spanish-style cottages) spread over approximately 45 acres of grounds, featuring indigenous architecture and a campus-like setting, and caters to corporate groups, individual guests and recreation enthusiasts. Desert Resorts also includes PGA WEST, which together with La Quinta encompass approximately 1,490 acres, nine championship 18-hole golf courses, including the Greg Norman course which opened in December 1999, six clubhouses, eight restaurants, 19,500 square feet of retail space, 42 hard, clay and grass tennis courts, 66,000 square feet of conference facilities, 25 swimming pools, 38 spas/hot tubs and the 23,000 square foot Spa La Quinta which opened in late 1998 and includes 48 treatment rooms, a salon, retail store, and extensive spa programming.

        Both La Quinta's and PGA WEST's private club operations provide golf and tennis facilities, golf and tennis instruction, fitness facilities, special events, and dining and social activities to their members. A full golf membership at La Quinta currently requires a $75,000 deposit, which is fully refundable in thirty years (or sooner under certain circumstances), and annual golf dues of $5,940. A full golf membership at PGA WEST currently requires a $80,000 deposit, which is fully refundable in thirty years (or sooner under certain circumstances), and annual golf dues of $6,600.

        In 1999, Desert Resorts sold 42 homes for approximately $24 million in the first two phases of its development of ninety-seven single-family "casitas" homes adjacent to La Quinta. The third phase of this development of luxury homes is currently under construction, with a fourth phase anticipated to commence in 2000. This development is expected to represent a total investment by Desert Resorts of approximately $52.5 million, of which $26.2 million was incurred through October 31, 1999.

DORAL

        Doral is a golf destination resort located approximately fifteen miles from downtown Miami, Florida and approximately ten miles from Miami International Airport. Since the acquisition of Doral in December 1993, the Company has invested approximately $67 million in capital improvements, has broadened and improved the numerous revenue sources at the resort and has introduced significant operating efficiencies.

        Doral includes 645 hotel rooms, approximately 75,000 square feet of conference space, approximately 15,100 square feet of retail space; five championship 18-hole golf courses including the complete renovation of the White golf course by Greg Norman; the "Blue Monster" golf course, the home of the Doral Ryder Open; the Silver Course, which reopened in the fall of 1998 after extensive renovation by golf professional and designer Jerry Pate; and the Gold Course, which was also rebuilt under the direction of golf professional and designer Raymond Floyd; the Doral Golf Learning Center, operated by noted instructor Jim McLean; four restaurants; the Arthur Ashe Tennis Center, featuring ten courts; the Blue Lagoon, a $7.3 million water feature and pool facility which opened in August 1999 and a private club members' facility, which is currently under construction.

        Facilities at Doral also include the Spa at Doral, which includes 48 guest suites, approximately 85,000 square feet of fitness and spa facilities, 52 treatment rooms, three swimming pools, two saunas and one restaurant. The Spa at Doral offers a variety of services, including personal fitness training, massage therapy, health and beauty amenities, stress reduction and nutrition training.

        Members of Doral's private club are provided use of the resort's golf, tennis and fitness facilities; golf and tennis instruction; special events; dining and social activities. A full golf membership at Doral currently requires a $22,000 deposit which is fully refundable in thirty years (or sooner under certain circumstances), and annual dues of approximately $4,200.

        In July 1999, Doral sold for cash approximately ten acres of real property previously utilized as a nine-hole Par 3 golf course for a sales price of $9.5 million. After closing and selling costs, the gain on the sale was approximately $8 million.

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

        Lake Lanier features a 216-room hotel, 22,500 square feet of conference space, three retail outlets, three restaurants, a swimming pool, a golf course, three tennis courts, beach and water park facilities, a boat rental operation including group boats, houseboats, and ski boats, a 2,000 seat outdoor amphitheater, riding stables, campgrounds and pavilions and 30 two-bedroom lake house rental units.

GRAND TRAVERSE

        Grand Traverse is a regional destination resort located in the northwest portion of the lower peninsula of Michigan, approximately six miles from Traverse City, Michigan. The Resort covers approximately 1,370 acres, and features a 426-room hotel, approximately 55,000 square feet of conference space, three championship 18-hole golf courses, nine tennis courts, four racquetball courts, three swimming pools, three restaurants, approximately 73,000 square feet of fitness facilities, approximately 23,000 square feet of retail space and a private club operation. One of Grand Traverse's three courses, "The Bear," was designed by golf professional and designer Jack Nicklaus. The third championship 18-hole golf course, designed by professional golfer and golf course designer Gary Player, opened in the spring of 1999, with a 22,000 square foot golf clubhouse. Also during 1999, Grand Traverse opened an 11,000 square foot spa and refurbished six retail stores. Grand Traverse also operates a condominium-leasing program comprised of approximately 234 rental units.

        Grand Traverse's private club operation provides golf, tennis and fitness facilities, sports instruction, special events, dining and social activities to its members. A full golf membership at Grand Traverse currently requires a $12,500 deposit which is fully refundable in thirty years (or sooner under certain circumstances), and annual dues of approximately $2,100.

        Currently Grand Traverse has approximately $1.7 million (book value) of real estate held for sale or development. During fiscal 1999, Grand Traverse sold approximately $600,000 of real estate.

THE CLAREMONT

        In April 1998, the Company acquired The Claremont, a historic 279-room hotel located near Berkeley, California. Located on approximately twenty-two acres, its amenities include four restaurants, approximately 32,000 square feet of meeting space, a complete European style spa with 14 treatment rooms, two pools, ten tennis courts, and fitness facilities. During 1999 the Claremont began extensive room and common area renovations including the expansion and relocation of its spa. The Claremont's private club membership currently requires a $8,500 deposit, which is fully refundable in thirty years (or sooner under certain circumstances), and annual dues ranging from $2,760 to $3,780.

GRAND WAILEA

        The Grand Wailea Resort Hotel & Spa, located in Maui, Hawaii is the newest addition to the Company's portfolio. Acquired in December 1998, the Grand Wailea offers an unmatched leisure and recreation experience. Nestled on forty acres at the base of South Maui's Mount Haleakala, elaborate pools, grottos and waterslides reflect its island surroundings. The resort features 779 luxury hotel rooms and guest suites, six restaurants, twenty-two banquet and meeting rooms totaling 81,000 square feet, expansive water feature and pool facilities, a wedding chapel, and a complete 50,000 square foot European-style spa and fitness center, the largest of its kind in Hawaii.

        Grand Wailea currently offers memberships which offer member programs, room upgrade offers, and preferred room rates to its members. Members are encouraged to plan their visits during the resort's low demand periods based on reservation eligibility, black-out periods, special activities and programming. These memberships currently require a $2,000 deposit, which is fully refundable in thirty years (or sooner under certain circumstances), and annual dues of $100.

FAIRWAYS

        In September 1999, the Company sold its investment in Fairways, which was based in Manassas, Virginia and operated 24 golf course properties (22 of which were owned and two of which were leased). These properties included seventeen 18-hole golf courses, three 27-hole golf courses and four 36-hole golf courses, comprising private, semi-private, and daily fee golf operations. The Company divested Fairways in order to concentrate on its resort, spa and golf club operations. The Company recognized a gain of approximately $22.4 million on the sale of Fairways.

MARKETING PROGRAMS

        The Company attempts to position Desert Resorts, Doral, The Claremont and Grand Wailea at the premium end of the specific markets in which they compete. Lake Lanier is currently being positioned as an amenity-oriented, regional resort setting for corporate and other groups seeking alternatives to city-based conference centers, as a regional resort destination for individuals, and as "Atlanta's Playground" for daily attractions and special events. Grand Traverse is positioned as a regional resort for corporate groups and individuals from the midwest.

        To effectively position its operations, the Company's operating subsidiaries use a number of marketing strategies and marketing channels. The marketing function is largely decentralized to allow managers who are most familiar with the guest or member population and with the specific property to play an active role in developing the appropriate marketing strategy. The Company uses a combination of print media, direct mail, internet, telemarketing, local and national public relations, to develop market awareness and brand positioning, and to market golf, lodging, memberships, food and beverage and special events to targeted consumers. Although specific marketing activities are largely decentralized, the Company's corporate office develops and implements national marketing and promotional programs, controls trademarks and trademark licensing agreements, engages public relations firms and advertising agencies, coordinates communications with media sources, and develops video materials, interactive CDs, and internet web sites. To promote the Company's properties to corporations, associations and meeting managers, the Company has regional sales offices in the following markets: greater New York City, New Jersey and Connecticut; Washington, D.C.; Chicago, Illinois; and Atlanta, Georgia.
The Company opened regional sales offices in Los Angeles and San Francisco during 1999.

CUSTOMERS

        The Company's operations attract a broad range of customers. The customers typically include frequent independent travelers ("FIT" guests), corporate and other group participants as well as active users of recreational services. At Desert Resorts, Doral and Grand Wailea, the customers are drawn from an international, national and regional customer base and often exhibit the higher spending patterns of affluent corporate and leisure travelers. Desert Resorts' private clubs attract members and non-member guests on a national scale, with higher concentrations of customers from southern California. The private club at Doral typically attracts local corporate and individual golf and fitness enthusiasts.

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

        The Claremont draws customers largely from the San Francisco Bay area and surrounding communities, including Silicon Valley. Its customers include corporate groups, associations, and affluent FIT guests. The Claremont's private club appeals to and attracts local spa and fitness enthusiasts.

CERTAIN FACTORS AFFECTING RESORTS AND GOLF COURSES

        The Company currently operates golf courses and/or resorts in five states, and may experience natural conditions, which are beyond its control (such as periods of extraordinarily dry, wet, hot and cold weather, or unforeseen natural events such as hurricanes, fires, floods, severe storms, tornadoes or earthquakes). These conditions may occur at any time and may have a significant impact on the condition and availability of its resort amenities and room base.

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


CERTAIN UNINSURED RISKS

        The Company currently carries comprehensive liability, fire, flood (for certain resorts) and extended coverage insurance with respect to its resorts and all of the golf courses owned or leased by it, with policy specifications and insured limits and deductibles customarily carried for similar properties. There are, however, certain types of losses (such as those losses incurred as a result of earthquakes, which are of particular concern with respect to Desert Resorts and The Claremont, or hurricanes, which are of particular concern with respect to Doral and Grand Wailea) which may be either uninsurable, only partially insurable or not economically insurable. As a result, in the event of such a loss, the Company could lose all or a significant portion of both its capital invested in, and anticipated profits from, one or more of the Company's resorts and/or certain resort amenities.

FACTORS AFFECTING RESORT VISITORS AND GOLF PARTICIPATION

        The success of efforts to attract visitors to resorts is dependent upon discretionary spending by consumers, which may be adversely affected by general and regional economic conditions. In the case of the Company's resorts, the regional economies of southern and northern California, south Florida, and the states of Michigan, Georgia and Hawaii are significant to its operations, although Desert Resorts, Doral and Grand Wailea attract customers from throughout the United States and abroad. A decrease in tourism or in consumer spending on travel and/or recreation could have an adverse effect on the Company's business, financial condition and results of operations.

        The success of efforts to attract and retain members at a private or semi-private club are dependent upon discretionary spending by consumers, which may be adversely affected by general and regional economic conditions. A decrease in the number of golfers or their rates of participation or in consumer spending on golf could have an adverse effect on the Company's business, financial condition and results of operations.

COMPETITION

        The recreation industry is highly competitive. The Company's resorts compete with other golf and recreation-based resorts. These include premier independent resorts as well as national hotel chains. In addition, the Company's resorts compete with other recreational businesses, such as cruise ships and gaming casinos. The Company believes that it competes based on brand name recognition, location, room rates and the quality of its services and amenities. The number and quality of competing resorts and/or hotels in a particular area could have material effect on the Company's revenues. There can be no assurance that the competition of competing facilities will not adversely affect the Company's future financial performance.

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

SEASONALITY

        The operations of some of the Company's properties are seasonal. Primarily due to the popularity of Desert Resorts and Doral during the winter and early spring months, approximately 60% of these properties' revenues are recognized in the first two quarters of the fiscal year, while Lake Lanier and Grand Traverse generate approximately 70% of their revenue during the summer and fall months, thereby being recorded in the last two quarters of the fiscal year. The Claremont and Grand Wailea generally reflect less seasonality in their operations.

LICENSES AND TRADEMARKS

        The Company is a party to the Professional Golfers' Association License Agreement ("PGA License Agreement") pursuant to which it is permitted and licensed to use the PGA WEST name and logos in sales, promotion, advertising, development and/or operations of certain property located in the city of La Quinta, California, known as "PGA WEST" (the "PGA WEST Property"). The PGA License Agreement provides the Company with (i) the exclusive rights in the United States to the name "PGA WEST" in connection with the PGA WEST Property and (ii) the exclusive rights in the states of California and Arizona to the names "PGA" and "PGA of America" in connection with the PGA WEST Property. The term of the PGA License Agreement extends through the later of (i) the date on which all of the residential units located on the PGA WEST Property have been sold and (ii) the date on which the Company ceases to use the name "PGA WEST" in the name of golf clubs, golf courses, hotels and/or any other commercial, office or residential developments then located on the PGA WEST Property. The Company believes that the PGA WEST logo is an important aspect of the Company's business because of the prestige associated with the Professional Golfers' Association. The PGA License Agreement provides for royalty payments on an annual basis through 2005, although the exact amount of any royalty payments with respect to the PGA mark will be determined by reference to the number and sales of residential units in the PGA West community.

        KSL Land Corporation and its subsidiaries ("KSL Land"), an affiliate of the Company, has in the past made royalty payments attributable to sales of residential units. Third party acquirors of land at PGA West have agreed to make PGA royalty payments (through KSL Land) upon the closing of each residential unit. KSL Land is expected to continue to pay the royalty payments in the future; however, KSL Land has not agreed in writing to do so, is not controlled by the Company and no assurance can be given that KSL Land will pay any future royalty owing under the PGA License Agreement. Failure to comply with the terms of the PGA License Agreement, including any failure to pay royalties arising out of sales of residential units by KSL Land, could result in the payment of monetary damages by the Company. Such occurrence could have a material adverse effect on the Company.

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

        KSL Grand Wailea Resort, Inc. owns certain trademarks which are integral to its business and operations. The most significant of these include Grand Wailea Resort Hotel & Spa (words and design) and Spa Grande. Such trademarks are currently registered in the State of Hawaii and applications for registration of these trademarks have been filed in the United States Patent and Trademark Office.

EMPLOYEES

        For the year ended October 31, 1999, the Company employed approximately 6,000 persons during its peak seasons and approximately 4,800 persons during its off-peak seasons. In addition, Parent employs approximately 40 persons who render services in connection with the Company's operations at its corporate headquarters. The Company believes that its employee relations are good. Other than at The Claremont and Grand Wailea, none of the Company's employees is represented by a labor union. At The Claremont, three unions represent approximately 51% of employees. Grand Wailea is currently negotiating a collective bargaining agreement with the union representing 76% of Grand Wailea's employees.

GOVERNMENTAL REGULATION

        ENVIRONMENTAL MATTERS. Operations at the Company's facilities involve the use and storage of various hazardous materials such as herbicides, pesticides, fertilizers, batteries, solvents, motor oil and gasoline. Under various federal, state and local laws, ordinances and regulations, an owner or operator of real property may become liable for the costs of removing hazardous substances that are released on or in its property and for remediation of its property. Such laws often impose liability regardless of whether a property owner or operator knew of, or was responsible for, the release of hazardous materials. In addition, the failure to remediate contamination at a property may adversely affect the ability of a property owner to sell such real estate or to pledge such property as collateral for a loan. The Company believes that it is in compliance in all material respects with applicable federal, state and local environmental laws and regulations.

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

ITEM 2. PROPERTIES

PROPERTIES                          CITY/STATE                          OWNED OR LEASED
   Desert Resorts
    La Quinta Resort & Club         La Quinta, California               Owned
    PGA WEST                        La Quinta, California               Owned

   Doral Golf Resort and Spa        Miami, Florida                      Owned

   Lake Lanier Islands Resort       Lake Lanier Islands, Georgia        Leased

   Grand Traverse Resort & Spa      Acme, Michigan                      Owned

   The Claremont Resort & Spa       Berkeley, California                Owned

   Grand Wailea Resort Hotel & Spa  Maui, Hawaii                        Owned


Descriptions of the Company's significant properties are provided in the "Business" section. All properties are owned or leased by subsidiaries of the Company. The corporate office is located in La Quinta, California.

ITEM 3. LEGAL PROCEEDINGS

        The Company is involved in certain legal proceedings generally incidental to its normal business activities. Management of the Company does not believe that the outcome of any of these proceedings will have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of stockholders during the fourth quarter of fiscal year 1999.

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

                                                            (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                                             YEAR ENDED OCTOBER 31,

                                                  1999(3)         1998(2)          1997(1)              1996                1995
                                                  -------         -------          -------              ----                ----
Revenues .............................        $  451,349        $  296,270        $  226,070         $  182,249        $  159,266

Net income (loss) ....................            23,332            14,114              (363)            19,741           (16,172)

Cash and cash equivalents ............             9,369             5,248            24,056              9,329            10,112

Total assets .........................         1,026,068           737,593           636,041            578,852           578,955

Debt and capital leases (including
   current portion) ..................           584,109           442,212           366,020            271,436           324,604

Earnings (Loss) Per Share:
    Before extraordinary item ........        $   23,332        $   14,114             $2,801         $ (12,379)       $  (16,172)

    Extraordinary gain (loss) ........                 -                 -            (3,164)            32,120                 -
                                              ----------        ----------        ----------         ----------        ----------
Total Earnings (Loss) Per Share ......        $   23,332        $   14,114        $     (363)        $   19,741        $  (16,172)
                                              ==========        ==========        ==========         ==========        ==========

Weighted average number of common
   shares and common share equivalents             1,000             1,000             1,000              1,000             1,000
                                              ==========        ==========        ==========         ==========        ==========

Other Data:
Net Membership Deposits (4) ..........        $   27,174        $   17,544        $    8,311         $    4,391        $    6,347
Adjusted Net Membership Deposits (5) .            19,054            17,544             8,311              4,391               234
Other non-cash and non-recurring items             2,371             1,820               563                873               885
Ratio of earnings to fixed charges (6)              1.7x              1.2x              1.1x                  -                 -

1) Full operations of Lake Lanier and Grand Traverse commenced in August 1997. Accordingly, the Company's operating results for fiscal 1997 included management fees for Lake Lanier through July, and approximately three months of operations of both Lake Lanier and Grand Traverse.
2) The Claremont was acquired in April 1998. Accordingly, the Company's operating results for fiscal 1998 include approximately six months of operations for The Claremont.
3) Grand Wailea was acquired on December 28, 1998. Accordingly, the Company's operating results for fiscal 1999 include approximately ten months of operations for Grand Wailea. Includes a pretax gain of $22,393 from the sale of a subsidiary. Fiscal 1999 also includes an increase from real estate segment activity.
4) Net Membership Deposits is defined as the amount of refundable membership deposits paid by new and upgraded resort club members and by existing members who have converted to new membership plans, in cash, plus principal payments in cash received on notes in respect thereof, minus the amount of any refunds paid in cash with respect to such deposits.
5) Adjusted Net Membership Deposits is defined as Net Membership Deposits, excluding $6.1 million in fiscal 1995 and $8.3 million in fiscal 1999, because these amounts were considered non-recurring in nature.
6) For purposes of these ratios, (i) earnings have been calculated by adding interest expense, the estimated interest portion of rental expense, and minority interests in losses of subsidiaries to earnings before income taxes and extraordinary items and (ii) fixed charges are comprised of interest expense and capitalized interest. The estimated interest portion of rental expense was insignificant. Earnings for fiscal 1996 and 1995 were insufficient to cover fixed charges by $12,980 and $17,014, respectively.

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

        The Company generates revenues at Desert Resorts, Doral, Grand Traverse, The Claremont and Grand Wailea from room revenues, greens fees (except for The Claremont and Grand Wailea), food and beverage sales and, to a lesser extent, membership dues, merchandise (pro shop and retail) sales, spa services and other sources. Rooms revenue, water park and other daily recreation revenues, food and beverage sales and to a lesser extent, golf fees, merchandise sales, and admission fees drive revenues at Lake Lanier.

        Revenues at Desert Resorts, Doral, Grand Traverse, The Claremont, and Grand Wailea do not include Net Membership Deposits, which are defined as the amount of refundable membership deposits paid by new and upgraded resort club members and by existing members who have converted to new membership plans, in each case in cash, plus principal payments in cash received on notes in respect thereof, minus the amount of any refunds paid in cash with respect to such deposits. These membership deposits are fully refundable in thirty years (or sooner under certain circumstances). In accordance with generally accepted accounting principles (GAAP), the Company accounts for membership deposits as "cash provided from financing activities" in its statements of cash flows and reports a liability in its balance sheets equal to the amount of such membership deposits.

        In addition to statements of operations data in accordance with GAAP, this "Management's Discussion and Analysis of Financial Condition and Results of Operations" includes a discussion of the Company's Adjusted EBITDA, which is defined as net income before income tax expense (benefit), net interest expense, depreciation and amortization, loss on sale of facility, gain on sale of subsidiary, extraordinary items, non-recurring charges and non-cash items, plus Adjusted Net Membership Deposits. Adjusted Net Membership Deposits is defined as Net Membership Deposits, excluding amounts which were paid in connection with the initial conversion of members to new membership, and excluding Net Membership Deposits (and subsequent refunds of such deposits) that are purchased as part of an acquisition. Information regarding Adjusted EBITDA has been provided because the Company believes that it assists in understanding the Company's operating results. The Company views cash flow from membership sales as an important component of its operating cash flow measure as membership sales are recurring in nature as the club builds its membership and replaces the natural turnover. Also, the significant payroll and operating expenses necessary to create, sell and maintain a private club operation are treated as ongoing expenses in the Company's Statements of Operations and therefore recognizing the cash flow from sales is an appropriate match in determining the overall performance of the club operation. It is important to note that the membership cash flow included in Adjusted EBITDA is only the cash amount collected net of financed sales and refunds. From the Company's perspective, EBITDA and net membership cash flow together as Adjusted EBITDA, provide the most accurate measure of the recurring cash flow performance of the operations. As structured, these private club membership sales are not treated as revenue for GAAP purposes and therefore do not appear in the Company's Statements of Operations, but are reflected in the Company's Statements of Cash Flows.

      RECONCILIATIONS OF CONSOLIDATED NET INCOME (LOSS) TO ADJUSTED EBITDA

                                                                               (IN THOUSANDS)
                                                                            YEAR ENDED OCTOBER 31,

                                                 1999 (3)            1998 (2)        1997 (1)           1996             1995
                                                 ---------           --------        --------           ----             ----
Net income (loss) .......................        $  23,332         $  14,114         $    (363)        $  19,741         $ (16,172)

Adjustments to net income (loss):
  Income tax expense (benefit) ..........           17,618            (6,997)              143               (82)                -
  Net interest expense ..................           48,665            33,125            30,037            27,711            18,492
  Depreciation and amortization .........           55,569            36,354            27,665            23,799            20,340
  Extraordinary (gain) loss .............                -                 -             3,164           (32,120)                -
                                                 ---------         ---------         ---------         ---------         ---------
EBITDA ..................................          145,184            76,596            60,646            39,049            22,660

Adjustments to EBITDA:
  Net Membership Deposits (4) ...........           27,174            17,544             8,311             4,391             6,347
  Excluded Membership Refunds ...........              194                 -                 -                 -                 -
  Excluded Conversion Membership Deposits           (8,314)                -                 -                 -            (6,113)
                                                 ---------         ---------         ---------         ---------         ---------
  Adjusted Net Membership Deposits (5) ..           19,054            17,544             8,311             4,391               234
  Non-cash and non-recurring items ......            2,371             1,820               563               873               885
  Gain on sale of subsidiary ............          (22,393)                -                 -                 -                 -
  Loss on sale of golf facility .........                -                 -                 -                 -             2,684
                                                 ---------         ---------         ---------         ---------         ---------
Total Adjustments to EBITDA .............             (968)           19,364             8,874             5,264             3,803
                                                 ---------         ---------         ---------         ---------         ---------
ADJUSTED EBITDA .........................        $ 144,216         $  95,960         $  69,520         $  44,313         $  26,463
                                                 =========         =========         =========         =========         =========

1) Full operations of Lake Lanier and Grand Traverse commenced in August 1997. Accordingly, the Company's operating results for fiscal 1997 included management fees for Lake Lanier through July, and approximately three months of operations for both Lake Lanier and Grand Traverse.
2) The Claremont was acquired in April 1998. Accordingly, the Company's operating results for fiscal 1998 include approximately six months of operations for The Claremont.
3) Grand Wailea was acquired on December 28, 1998. Accordingly, the Company's operating results for fiscal 1999 include approximately ten months of operations for Grand Wailea.
4) Net Membership Deposits is defined as the amount of refundable membership deposits paid by new and upgraded resort club members and by existing members who have converted to new membership plans, in cash, plus principal payments in cash received on notes in respect thereof, minus the amount of any refunds paid in cash with respect to such deposits.
5) Adjusted Net Membership Deposits is defined as Net Membership Deposits, excluding $6.1 million in fiscal 1995 and $8.3 million in fiscal 1999, because these amounts were considered non-recurring in nature.

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

FISCAL YEAR ENDED OCTOBER 31, 1999 COMPARED TO FISCAL YEAR ENDED OCTOBER 31,
1998

       REVENUES. Revenues increased by $155,079, or 52%, from $296,270 in fiscal 1998 to $451,349 in fiscal 1999. Rooms revenue increased by $61,665, or 74%; food and beverage sales increased by $29,178, or 39%; dues and fees increased by $1,886, or 7%; merchandise sales increased by $4,195, or 26%; spa revenue increased by $10,616, or 160%; real estate sales increased by $33,533 and other revenue increased by $13,943, or 38%. Of the total increase in revenues, $48,206 reflects the increase in revenues at operations owned for all of fiscal 1998 (collectively, "the Existing Properties"); real estate operations contributed $33,533, with resort and golf operations adding $14,673, representing a 5% increase in fiscal 1999 over fiscal 1998 for resort and golf operations at the Existing Properties. The other $106,873 increase in revenues was attributable to the acquisition of The Claremont in April 1998 and Grand Wailea in late December 1998 (collectively, the "Additions"). Fairways, which was sold in September 1999, had revenues of $45,207.

        During fiscal 1999, the Company was engaged in ongoing capital improvements at all of its resorts, which the company believes will add to future revenues. These capital improvements equaled approximately $64,019 in fiscal 1999 and include: at Desert Resorts, the construction of a new golf course by Greg Norman, the recapture and renovation of approximately four thousand square feet of retail space, and the construction of fifty Casita style resort homes adjacent to the La Quinta Resort; at Doral, construction of a pool/water feature, the ongoing construction of a member clubhouse, the commencement of a complete rebuild of the White golf course by Greg Norman, and renovation of several new retail stores; at The Claremont, extensive room and common area renovations; at Grande Traverse, the construction of a golf clubhouse and an eleven thousand square foot spa, and the refurbishment and branding of six retail stores; and at Lake Lanier, the completion of approximately ten thousand square feet of additional meeting space, the renovation of a major restaurant, the construction of boat rental docks, and the acquisition of a new boat fleet.

        While management believes these capital improvements will enhance the guest experience and provide future revenue growth, their short-term impact included some disruption in normal business levels and hence, dampened revenue growth at these properties.

        OPERATING EXPENSES. Operating expenses increased by $128,088, or 50%, from $256,157 in fiscal 1998 to $384,245 in fiscal 1999. Operating expenses (excluding depreciation and amortization and corporate fee) increased by $107,823, or 51%, from $211,053 in fiscal 1998 to $318,876 in fiscal 1999. Of this increase $71,715 is due to the Additions, $22,371 is due to real estate operations, and the Existing Properties added $13,737 a 6% increase over fiscal 1998 for the Existing Properties. Fairways, which was sold in September 1999, had total operating expenses (excluding corporate fee) of $42,581.

        OPERATING INCOME. Operating income increased $26,991, or 67%, from $40,113 in fiscal 1998 to $67,104 in fiscal 1999 as a result of the factors discussed above.

        NET INTEREST EXPENSE. Net interest expense increased by $15,540, or 46% from $33,125 in fiscal 1998 to $48,665 in fiscal 1999. Of this increase $28,015 was attributable to the Additions, offset by a $12,475 reduction in the Existing Properties due to reduced borrowings.

        NET INCOME. Net income increased by $9,218 or 65% from $14,114 in fiscal 1998 to $23,332 in fiscal 1999. Included in fiscal 1999 net income is a $22,393 pre-tax gain from the sale of a subsidiary. Additionally, income taxes changed from a $6,997 income tax benefit in fiscal 1998 (resulting primarily from the reversal of valuation allowances) to $17,618 income tax expense in fiscal 1999.

        ADJUSTED EBITDA. Adjusted EBITDA increased by $48,256 or 50% from $95,960 in fiscal 1998 to $144,216 in fiscal 1999 primarily due to the factors described above and an increase in Adjusted Net Membership Deposits of $1,510, or 8%, from $17,544 in fiscal 1998 to $19,054 in fiscal 1999.

FISCAL YEAR ENDED OCTOBER 31, 1998 COMPARED TO FISCAL YEAR ENDED OCTOBER 31,
1997

        REVENUES. Revenues increased by $70,200, or 31%, from $226,070 in fiscal 1997 to $296,270 in fiscal 1998. Rooms revenue increased by $24,499, or 41%; food and beverage sales increased by $20,108, or 37%; golf fees increased by $5,888, or 14%; dues and fees increased by $3,890, or 16%; merchandise sales increased by $1,863, or 13%; spa revenue increased by $2,595, or 64%; and real estate and other revenue increased by $11,357, or 43%. Revenue increases at Desert Resorts and Doral equaled $9,367; adjusted for a non-cash loss on the disposal of fixed assets associated with the renovation of Doral's Silver Course, their revenue increases equaled $10,864. Revenues at Fairways (excluding 1998 course acquisitions) were substantially unchanged, largely reflecting adverse weather conditions experienced in 1998 at Fairways' clubs, most notably in central and northern Florida and the Florida Panhandle. The Company's 1998 acquisitions added $23,333 in revenues, while revenue increases at Grand Traverse and Lake Lanier equaled $37,821.

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

        During fiscal 1999, cash flow provided by operating activities was $83,152 compared to $33,820 for fiscal 1998 due primarily to (i) a $9,218 increase in net income, (ii) a $19,215 increase in depreciation and amortization, (iii) a $14,793 increase in deferred income taxes (iv) an increase in accrued liabilities and income taxes payable of $14,813, and (v) a reduction of accrued interest payable of $8,754; offset by gains on the sale of a subsidiary and land of $30,463 and the net effect of other changes in operating accounts. During fiscal 1999, cash flow used in investing activities was $1,521 as compared to $135,198, for fiscal 1998. This decrease of $133,677 was primarily due to (i) $135,432 of proceeds from the sale of a subsidiary and land, (ii) collection of the note receivable from affiliate of

$23,450, and (iii) increased collections on member notes of $2,862; offset by an increase in investment in subsidiaries of $16,855 and increases in purchases of property and equipment of $35,147. Cash used by financing activities was $77,510 in fiscal 1999 as compared to cash provided from financing activities of $82,570 in fiscal 1998. This decrease is primarily attributable (i) to a decrease on the revolving line of credit of $125,750 in fiscal 1999 as compared to borrowings on the revolving line of credit of $72,250 in fiscal 1998, (ii) a capital contribution from Parent of $110,000 in fiscal 1999 with no contribution in fiscal 1998, offset by a $68,005 capital distribution and dividend to Parent.

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

        The proceeds from the Notes, together with $100,000 of term loans under the new credit facility and a $75,000 drawing under the revolving credit portion of the new credit facility (collectively, "the Refinancings") were used on April 30, 1997, (i) to repay approximately $265,000 of outstanding indebtedness of the Company, (ii) to make a loan of approximately $20,800 to KSL Land, which was used to repay indebtedness of KSL Land with respect to which a subsidiary of the Company was a co-obligor, (iii) to pay prepayment penalties and fees and expenses incurred in connection with the Refinancings and (iv) for general corporate purposes.

        In December 1998, the Company, through a subsidiary, purchased substantially all of the assets and certain liabilities of the Grand Wailea Resort Hotel & Spa, a 779-room resort in Maui, Hawaii for approximately $372,775, including the assumption of approximately $275,000 in mortgage financing. The acquisition was accounted for using the purchase method of accounting. The excess of the purchase price over the debt assumed, acquisition related costs, and working capital were funded with an $110,000 equity investment by the Parent in the Company.

        In September 1999, the Company sold all of the common stock of KSL Fairways Golf Corporation, an indirectly wholly-owned subsidiary which operated 24 golf course properties for $133,200. The gain on sale of the subsidiary was $22,393.

        The Company is continually engaged in evaluating potential acquisition candidates to add to its portfolio of properties. The Company expects that funding for future acquisitions may come from a variety of sources, depending on the size and nature of any such acquisitions. Potential sources of capital include cash generated from operations, borrowings under the credit facility, additional equity investments from Parent or partnerships formed at the direction of KKR, or other external debt or equity financings. There can be no assurance that such additional capital sources will be available to the Company on terms which the Company finds acceptable, or be available at all.

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

ACCOUNTING PRONOUNCEMENTS

        In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments imbedded in other contracts, and for hedging activities. It requires that an entity recognizes all derivatives as either assets or liabilities in the statements of financial position and measures those instruments at fair value. The Company has not completed the process of evaluating the impact that will result from adopting SFAS No. 133, which is required in fiscal 2001.

OTHER MATTERS

        The Company believes that its modifications or replacements of computer equipment and software were completed on a timely basis so as to avoid potential year-2000 related disruptions or malfunctions it had identified. As of January 26, 2000, the Company has experienced no significant year 2000-related operating difficulties.


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      The Company's most significant "market risk" exposure is the effect of changing interest rates. The Company manages its interest expense by using a combination of fixed and variable rate debt and interest rate cap and swap agreements. At October 31, 1999, the Company's debt consisted of approximately $125 million of fixed rate debt at a weighted average interest rate of 10.25% and $425 million of variable rate debt at a weighted average interest rate of 8.06%. The amount of variable rate debt fluctuates during the year based on the Company's cash requirements. If interest rates were to increase one eighth of one percent at October 31, 1999, the net impact on the Company's pre-tax earnings would be approximately $68 thousand.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                          INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholder of KSL Recreation Group, Inc.

        We have audited the accompanying consolidated balance sheets of KSL Recreation Group, Inc. and subsidiaries (the Company) (a wholly-owned subsidiary of KSL Recreation Corporation) as of October 31, 1999 and 1998, and the related consolidated statements of operations, stockholder's equity and cash flows for each of the three years in the period ended October 31, 1999. Our audits also included the financial statement schedule listed in the index at Item 14. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of KSL Recreation Group, Inc. and subsidiaries as of October 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended October 31, 1999 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

Deloitte & Touche LLP

Costa Mesa, California
January 29, 2000

                   KSL RECREATION GROUP, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
               FOR THE YEARS ENDED OCTOBER 31, 1999, 1998 AND 1997

               (In thousands, except share and per share data)

                                                                  1999              1998              1997
                                                                  ----              ----              ----
REVENUES:
Rooms .................................................         $145,557         $  83,892         $  59,393
Food and beverage .....................................          103,884            74,706            54,598
Golf fees .............................................           48,592            48,529            42,641
Dues and fees .........................................           30,602            28,716            24,826
Merchandise ...........................................           20,495            16,300            14,437
Spa ...................................................           17,255             6,639             4,044
Real estate  (Note 12) ................................           34,416               887               493
Other .................................................           50,548            36,601            25,638
                                                               ---------         ---------         ---------
   Total revenues .....................................          451,349           296,270           226,070
EXPENSES:
Cost of real estate ...................................           23,117               803                67
Payroll and benefits ..................................          143,507           100,339            71,935
Other expenses ........................................          152,252           109,911            88,459
Depreciation and amortization .........................           55,569            36,354            27,665
Corporate fee (Note 14) ...............................            9,800             8,750             5,106
                                                               ---------         ---------         ---------
   Total operating expenses ...........................          384,245           256,157           193,232
                                                               ---------         ---------         ---------
INCOME FROM OPERATIONS ................................           67,104            40,113            32,838
OTHER INCOME (EXPENSE):
Gain on sale of subsidiary (Note 16) ..................           22,393                 -                 -
Interest income (Notes 3 and 14) ......................            3,114             2,527             1,672
Interest expense ......................................          (51,779)          (35,652)          (31,709)
                                                               ---------         ---------         ---------
   Other expense, net .................................          (26,272)          (33,125)          (30,037)
INCOME BEFORE MINORITY INTERESTS, INCOME TAXES, AND
   EXTRAORDINARY ITEM .................................           40,832             6,988             2,801

MINORITY INTERESTS IN LOSSES OF SUBSIDIARY ............              118               129               143
                                                               ---------         ---------         ---------

INCOME BEFORE INCOME TAXES AND
    EXTRAORDINARY ITEM ................................           40,950             7,117             2,944

INCOME TAX EXPENSE (BENEFIT) (Note 9) .................           17,618            (6,997)              143
                                                               ---------         ---------         ---------

INCOME BEFORE EXTRAORDINARY ITEM ......................           23,332            14,114             2,801

EXTRAORDINARY LOSS ON EARLY EXTINGUISHMENT OF DEBT (net
   of income tax benefit of $2,007) (Note 13) .........                -                 -            (3,164)
                                                               ---------         ---------         ---------

NET INCOME (LOSS) .....................................        $  23,332         $  14,114         $    (363)
                                                               =========         =========         =========

BASIC AND DILUTED EARNINGS (LOSS) PER SHARE:
Before extraordinary item .............................        $  23,332         $  14,114         $   2,801

Extraordinary (loss) ..................................                -                 -            (3,164)
                                                               ---------         ---------         ---------

TOTAL BASIC AND DILUTED EARNINGS (LOSS) PER SHARE (Note
   10) ................................................        $  23,332         $  14,114         $    (363)
                                                               =========         =========         =========

WEIGHTED AVERAGE NUMBER OF COMMON SHARES ..............            1,000             1,000             1,000
                                                               =========         =========         =========

          See accompanying notes to consolidated financial statements.

                   KSL RECREATION GROUP, INC. AND SUBSIDIARIES

           CONSOLIDATED BALANCE SHEETS AS OF OCTOBER 31, 1999 AND 1998

(In thousands, except share data)

                                                                                     1999                1998
                                                                                     ----                ----
ASSETS
CURRENT ASSETS:
     Cash and cash equivalents ........................................          $    9,369          $    5,248
     Restricted cash (Note 7) .........................................              10,421               1,743
     Trade receivables, net of allowance for doubtful receivables of
     $712 and $718 respectively .......................................              21,855              21,276
     Inventories (Note 4) .............................................              12,467              10,085
     Current portion of notes receivable (Note 3) .....................               4,015               2,387
     Other receivables (Notes 12 and 19) ..............................               6,048               1,825
     Prepaid expenses and other current assets.........................               4,593               2,418
     Deferred income taxes (Note 9) ...................................               1,523                 992
                                                                                 ----------          ----------
         Total current assets .........................................              70,291              45,974

REAL ESTATE UNDER DEVELOPMENT (Note 14) ...............................               8,947               9,074
PROPERTY AND EQUIPMENT, net (Notes 5, 7 and 8) ........................             736,254             507,452
NOTES RECEIVABLE FROM AFFILIATES (Note 14) ............................                   -              23,450
NOTES RECEIVABLE, less current portion (Notes 3 and 16) ...............               3,754               5,389
RESTRICTED CASH, less current portion (Note 7) ........................               8,150                  91
EXCESS OF COST OVER NET ASSETS OF ACQUIRED ENTITIES, net of
     accumulated amortization of $22,863 and $18,314 , respectively ...             105,775             112,521
OTHER ASSETS, net (Note 6) ............................................              92,897              33,642
                                                                                 ----------          ----------
                                                                                 $1,026,068          $  737,593
                                                                                 ==========          ==========
LIABILITIES AND STOCKHOLDER'S EQUITY
CURRENT LIABILITIES:
     Accounts payable .................................................          $   13,411          $    9,615
     Income taxes payable (Note 9) ....................................              10,441                 882
     Accrued liabilities ..............................................              28,572              19,622
     Accrued interest payable .........................................               1,642                 945
     Current portion of long-term debt (Note 7) .......................               1,000               1,044
     Current portion of obligations under capital leases (Note 8) .....               1,303               2,802
     Customer and other deposits ......................................              18,173               7,007
     Deferred income and other ........................................               2,732               1,871
                                                                                 ----------          ----------
         Total current liabilities ....................................              77,274              43,788

LONG-TERM DEBT, less current portion (Note 7) .........................             549,000             403,950
OBLIGATIONS UNDER CAPITAL LEASES, less current portion (Note 8) .......              32,806              34,416
OTHER LIABILITIES .....................................................               1,705               1,414
MEMBER DEPOSITS .......................................................              92,187              63,024
DEFERRED INCOME TAXES (Note 9) ........................................              16,286               8,578
MINORITY INTERESTS IN EQUITY OF SUBSIDIARY (Note 1 and 16) ............                   -                 118

COMMITMENTS AND CONTINGENCIES (Note 11)

STOCKHOLDER'S EQUITY (Note 10):
     Common stock, $.01 par value, 25,000 shares authorized, 1,000
         outstanding ..................................................                   -                   -
     Additional paid-in capital .......................................             256,810             197,535
     Accumulated deficit ..............................................                   -             (15,230)
                                                                                 ----------          ----------
         Total stockholder's equity ...................................             256,810             182,305
                                                                                 ----------          ----------
                                                                                 $1,026,068          $  737,593
                                                                                 ==========          ==========

          See accompanying notes to consolidated financial statements.

                   KSL RECREATION GROUP, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY
               FOR THE YEARS ENDED OCTOBER 31, 1999, 1998 AND 1997

(In thousands)

                                                                      ADDITIONAL
                                                   COMMON               PAID-IN          ACCUMULATED
                                                   STOCK                CAPITAL            DEFICIT              TOTAL
                                                   -----                -------            -------              -----
BALANCE October 31, 1996 ...............            $     -           $ 227,424           $  (5,060)          $ 222,364
Capital contributions (Note 10) ........                  -               9,144                   -               9,144
Dividends (Note 10) ....................                  -                   -             (23,921)            (23,921)
Capital distributions (Note 10) ........                  -             (39,033)                  -             (39,033)
Net loss ...............................                  -                   -                (363)               (363)
                                                  ---------           ---------           ---------           ---------

BALANCE October 31, 1997 ...............                  -             197,535             (29,344)            168,191
Net income .............................                  -                   -              14,114              14,114
                                                  ---------           ---------           ---------           ---------

BALANCE, October 31, 1998 ..............                  -             197,535             (15,230)            182,305
Capital contributions (Note 10) ........                  -             119,178                   -             119,178
Dividends (Note 10) ....................                                      -              (8,102)             (8,102)
Capital distributions (Note 10) ........                  -             (59,903)                  -             (59,903)
Net income .............................                  -                   -              23,332              23,332
                                                  ---------           ---------           ---------           ---------
BALANCE, October 31, 1999 ..............              $   -           $ 256,810            $      -           $ 256,810
                                                  =========           =========           =========           =========

          See accompanying notes to consolidated financial statements.

                   KSL RECREATION GROUP, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE YEARS ENDED OCTOBER 31, 1999, 1998 AND 1997

(In thousands)

                                                                                         1999             1998             1997
                                                                                         ----             ----             ----

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss) ............................................................        $  23,332        $  14,114        $    (363)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization ................................................           55,569           36,354           27,665
Amortization of debt issuance costs ..........................................            1,010              969            1,720
Extraordinary loss on debt extinguishment ....................................                -                -            5,171
Deferred income taxes ........................................................            7,177           (7,616)          (1,558)
Provision for losses on trade receivables ....................................              615              495            1,193
Minority interests in losses of subsidiary ...................................             (118)            (129)            (143)
Gain on sales of land ........................................................           (8,070)               -                -
Gain on sale of subsidiary ...................................................          (22,393)               -                -
Loss (Gain) on sales and disposals of property, net ..........................            2,095            1,483             (141)
Changes in operating assets and liabilities, net of effects from investment in subsidiaries:
    Restricted cash ..........................................................            1,102              162           11,910
    Trade receivables ........................................................            1,552           (7,337)           1,901
    Inventories ..............................................................           (1,017)          (1,447)             386
    Prepaid expenses and other receivables ...................................           (6,361)            (407)           1,813
    Notes receivable .........................................................           (1,605)              68              347
    Receivable from Parent ...................................................                -                -           43,442
    Receivables from affiliates ..............................................                -                -            3,004
    Other assets .............................................................            5,676             (760)            (542)
    Accounts payable .........................................................            2,428            2,667             (532)
    Accrued liabilities and income taxes payable .............................           17,130            2,317           (2,433)
    Accrued interest payable .................................................             (450)          (9,204)           7,435
    Deferred income, customer deposits and other .............................            5,189            1,845             (453)
    Other liabilities ........................................................              291              246              282
                                                                                      ---------        ---------        ---------

       Net cash provided by operating activities .............................           83,152           33,820          100,104

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of businesses, net of cash acquired ..............................         (105,150)         (88,265)         (58,575)
Purchases of property and equipment ..........................................          (63,712)         (32,282)         (12,135)
Notes receivable from affiliate, net .........................................           23,450           (1,797)         (21,653)
Investment in real estate under development ..................................             (307)          (7,184)               -
Acquisition of golf course facilities ........................................                -          (11,448)               -
Proceeds from sales of property and equipment ................................              126                -              277
Collections on member notes receivable .......................................            8,640            5,778            3,704
Net proceeds from sale of subsidiary .........................................          126,639                -                -
Net proceeds from sale of land ...............................................            8,793                -                -
Investment in partnerships ...................................................                -                -             (515)
Proceeds from sale of investment in partnership...............................                -                -            1,621
                                                                                      ---------        ---------        ---------
       Net cash used in investing activities .................................           (1,521)        (135,198)         (87,276)

          See accompanying notes to consolidated financial statements.

                   KSL RECREATION GROUP, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOW
         FOR THE YEARS ENDED OCTOBER 31, 1999, 1998 AND 1997 (CONTINUED)



(In thousands)

                                                                  1999            1998               1997
                                                                  ----            ----               ----
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from debt issuance ..........................        $     -           $       -         $ 300,362
Revolving line of credit, net ........................         (125,750)           75,250            27,500
Principal payments on long-term debt and obligations
   under capital leases...............................           (3,895)           (4,092)         (268,081)
Member deposits ......................................           14,165            14,347             6,371
Membership refunds ...................................           (3,944)           (2,581)           (1,763)
Capital contributions from Parent ....................          110,000                 -             9,144
Capital distributions and dividends to Parent ........          (68,005)                -           (60,799)
Debt financing costs .................................              (81)             (354)          (10,835)
                                                              ---------         ---------         ---------
Net cash (used in) provided by financing activities ..          (77,510)           82,570             1,899
                                                              ---------         ---------         ---------

NET INCREASE (DECREASE) IN CASH AND CASH
    EQUIVALENTS ......................................            4,121           (18,808)           14,727
CASH AND CASH EQUIVALENTS, beginning of period .......            5,248            24,056             9,329
                                                              ---------         ---------         ---------
CASH AND CASH EQUIVALENTS, end of period .............        $   9,369         $   5,248         $  24,056
                                                              =========         =========         =========


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
    Interest paid (net of amounts capitalized) .......        $  54,501         $  43,887         $  22,555
                                                              =========         =========         =========

    Income taxes paid ................................        $     925         $   1,123         $     424
                                                              =========         =========         =========


NONCASH INVESTING AND FINANCING ACTIVITIES:
Obligations under capital leases .....................        $   3,997         $   2,927         $  35,154

Notes receivable issued for member deposits ..........           10,610             6,499             5,210
Assumption of debt of acquired properties ............          275,000             3,261                 -
Capital contribution of minority interest from Parent             9,178                 -                 -
Golf course received in lieu of foreclosure ..........            1,576                 -                 -
Trade-in of equipment under capital lease ............              517             1,154                 -
Notes receivable issued from sale of assets ..........              625                 -               412
Development of golf course from undeveloped land .....            3,717                 -                 -
Dividend to Parent of investments in partnerships ....                -                 -             2,155

          See accompanying notes to consolidated financial statements.

                   KSL RECREATION GROUP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE YEARS ENDED OCTOBER 31, 1999, 1998 AND 1997
                             (DOLLARS IN THOUSANDS)

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

        On October 31, 1997, certain wholly-owned subsidiaries of the Parent, KSL Travel, Inc. (KTI), KSL Vacation Resorts, Inc. (VRI) and Wild West Desert Properties, Inc. (Wild West), became wholly-owned subsidiaries of Group in a transaction accounted for in a manner similar to a pooling of interests. The accompanying consolidated financial statements have been restated to reflect this transaction. The effects on income before extraordinary item, net income
(loss) and related per share amounts were not material.

        As of October 31, 1999, the Company has six principal wholly-owned investments: (1) KSL Florida Holdings, Inc. (Doral), a Delaware corporation; (2) KSL Desert Resorts, Inc. (Desert Resorts), a Delaware corporation; (3) KSL Georgia Holdings, Inc. (Lake Lanier), a Delaware corporation; (4) KSL Grand Traverse Holdings, Inc. (Grand Traverse), a Delaware Corporation; (5) KSL Claremont Resort, Inc. (The Claremont), a Delaware corporation; and (6) KSL Grand Wailea Resort, Inc. (Grand Wailea), a Delaware Corporation. Doral owns and operates the Doral Golf Resort and Spa in Miami, Florida. Desert Resorts owns and operates the PGA WEST golf courses, the La Quinta Resort & Club and related activities in La Quinta, California. Lake Lanier leases and manages a resort recreation area known as Lake Lanier, outside of Atlanta, Georgia. Grand Traverse owns and operates the Grand Traverse Resort & Spa and related activities outside of Traverse City, Michigan. The Claremont owns and operates The Claremont Resort & Spa and related activities in the Berkeley Hills area near San Francisco, California (Note 15). Grand Wailea owns and operates the Grand Wailea Resort Hotel & Spa in Maui, Hawaii (Note 15).

        In December 1998, the Company, through a wholly-owned subsidiary, acquired substantially all the assets and certain liabilities of Grand Wailea, a 779-room resort in Maui, Hawaii, for approximately $372,775 (exclusive of closing costs), including the assumption of approximately $275,000 in mortgage financing. (Notes 7 and 15).

        On September 30, 1999, the Company sold all of the common stock of its indirectly wholly-owned subsidiary KSL Fairways Golf Corporation (Fairways Golf) pursuant to a stock purchase agreement with a third party. The Company owned 100% of Fairways Golf, which in turn owned an approximate 95.8% majority interest in the Fairways Group L.P., (TFG L.P.). TFG L.P. and Fairways Golf operated 24 golf facilities, 22 of which were owned, principally in the mid-Atlantic, southeast and mid-western United States. The Company recognized a gain of approximately $22,393 (Note 16).


2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        BASIS OF CONSOLIDATION- The consolidated financial statements include the accounts of Group and its wholly-owned subsidiaries. All significant intercompany transactions and balances have been eliminated in the accompanying consolidated financial statements.

        CASH EQUIVALENTS- The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

        RESTRICTED CASH- Certain cash balances are restricted primarily to uses for debt service, capital expenditures, real estate taxes, insurance payments, membership deposits and letters of credit required for construction in progress (Note 7).

        INVENTORIES- Inventories are stated primarily at the lower of cost, determined on the weighted average method, or market. Base stock consisting of china, silver, glassware and linens is recorded using the base stock inventory method.

        REAL ESTATE UNDER DEVELOPMENT- All direct and indirect land costs, offsite and onsite improvements, and applicable interest and carrying costs are capitalized to real estate under development. Capitalized costs are included in real estate under development and

                   KSL RECREATION GROUP, INC. AND SUBSIDIARIES

               FOR THE YEARS ENDED OCTOBER 31, 1999, 1998 AND 1997
                             (DOLLARS IN THOUSANDS)


expensed as real estate is sold; marketing costs are expensed in the period incurred. Land and land development costs are accumulated by project and are allocated to individual residential units, principally using the relative sales value method. Profit from sales of residential units is recognized upon closing using the full accrual method of accounting, provided that all the requirements prescribed by Statement of Financial Accounting Standards ("SFAS") No. 66, "Accounting for Sales of Real Estate", have been met.

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

        EXCESS OF COST OVER NET ASSETS OF ACQUIRED ENTITIES- The excess of the cost over the fair value of acquired entities (goodwill) is capitalized and amortized on a straight-line basis over 15 to 30 years. Amortization expense related to goodwill was approximately $5,253, $4,558 and $3,749 for fiscal years 1999, 1998 and 1997, respectively. The Company periodically evaluates the recoverability of goodwill by comparing the carrying value of goodwill to undiscounted estimated future cash flows from related operations.

        DEBT ISSUE COST- Debt issue costs are amortized over the life of the related debt and the associated amortization expense is included in interest expense in the accompanying consolidated financial statements.

        MINORITY INTERESTS IN EQUITY OF SUBSIDIARY- Minority interests in equity of subsidiary represented minority shareholders' proportionate share of the equity in TFG L.P. The Company owned approximately 88.1% of TFG L.P. at October 31, 1998 and 1997 and increased its ownership to approximately 95.8% in January 1999 (Note 10). A minority interest partner (the Partner) in TFG L.P. had a partner deficit balance of approximately $3,555 and $3,322 as of October 31, 1998 and 1997, respectively. The Company has reduced the minority interest allocation of TFG L.P.'s net loss by the Partner's share of $118, $233 and $257 in fiscal years 1999, 1998 and 1997, respectively. The Company sold its investment in TFG L..P. in September 1999 (Note 16).

        MEMBER DEPOSITS- Member deposits represent the required deposits for certain membership plans which entitle the member to the usage of various golf, tennis and social facilities and services. Member deposits are refundable, without interest, in thirty years or sooner under certain criteria and circumstances.

        INCOME TAXES- The Company accounts for income taxes using an asset and liability approach. Under this method, a deferred tax liability or asset is recognized for the estimated future tax effects attributable to temporary differences in the recognition of accounting transactions for tax and reporting purposes and from carryforwards. Measurement of the deferred items is based on enacted tax laws. In the event the future consequence of differences result in a deferred tax asset, management determines the probability of being able to realize the future benefits indicated by such asset. A valuation allowance related to a deferred tax asset is recorded when it is more likely than not that some portion or all of the deferred tax asset will not be realized. The Company is included in the consolidated federal and combined state income tax returns filed by the Parent. Pursuant to the terms of an agreement between the Company and the Parent, current and deferred income tax expenses and benefits are provided to the members of the tax sharing group, including the Company, based on their allocable share of the consolidated taxable income or loss. To the extent that the Federal tax losses of the Company are utilized by the Parent or other of the Parent's subsidiaries, the Company is compensated. The combined state tax liabilities will be allocated based on each member's apportioned share of the combined state tax liabilities. Had the Company's accounting for income taxes been performed utilizing the separate return basis, the provision (benefit) for income taxes would have been $17,618, ($7,161) and $149 for the years ended October 31, 1999, 1998 and 1997, respectively.

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

        EARNINGS (LOSS) PER SHARE- Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding. Diluted earnings per share is computed by dividing net income by the weighted average number of common shares and common share equivalents, if any, during the respective periods. Common share equivalents include the effect of dilutive stock options calculated using the treasury stock method.

        ACCOUNTING PRONOUNCEMENTS- During 1997, the Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income," which established standards for the reporting and displaying of comprehensive income. Comprehensive income is defined as all changes in a Company's net assets except changes resulting from transactions with shareholders. This statement was adopted by the Company on November 1, 1998 and had no material impact on the accompanying consolidated financial statements. The Company has not reported material differences between net income (loss) and comprehensive income (loss), therefore a statement of Comprehensive Income has not been presented.

        During 1997, the Financial Accounting Standards Board issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," which was adopted by the Company November 1, 1998. SFAS No. 131 redefines how operating segments are determined and requires disclosure of certain financial and descriptive information about a company's operating segments. The Company has presented the required segment information in the accompanying consolidated financial statements (Note 18).

        AICPA Statement of Position (SOP) 98-5, "Reporting on the Costs of Start-Up Activities," was issued in April 1998 and will be effective for the Company beginning November 1, 1999. SOP 98-5 broadly defines and provides guidance on the financial reporting of start-up costs and organization costs. SOP 98-5 requires costs of start-up activities and organization costs to be expensed as incurred. Any amounts capitalized as of the date of adoption will be expensed and reported as the cumulative effect of a change in accounting principle. The Company believes that adoption of SOP 98-5, which is required in fiscal 2000, will not have a material impact on the Company's consolidated financial statements.

        In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments imbedded in other contracts, and for hedging activities. It requires that an entity recognizes all derivatives as either assets or liabilities in the statements of financial position and measures those instruments at fair value. The Company is in the process of evaluating the adoption of this standard but does not believe that it will have a material effect on the consolidated financial statements.

        RECLASSIFICATION- Certain reclassifications have been made to the 1998 and 1997 consolidated financial statements to conform to the 1999 presentation.

3. NOTES RECEIVABLE

        Notes receivable of $6,589 and $4,866 at October 31, 1999 and 1998, respectively, primarily represent notes from members related to member deposits and bear interest primarily at 10%. The majority of these notes are due within three years.

        Notes receivable of $472 and $2,234 as of October 31, 1999 and 1998, respectively, primarily represent purchase money mortgage notes received in connection with the sale of various land parcels and a golf facility. Such notes are due at various dates primarily through 2002.

        The Company has a note receivable from a former general partner in TFG L.P. of $708 and $676 as of October 31, 1999 and 1998 respectively. The note bears interest at 8% and is due in April 2000 (Note 16).

4. INVENTORIES

          Inventories consist of the following:

                                                                            OCTOBER 31,
                                                                            -----------
                                                                        1999           1998
                                                                        ----           ----
        Merchandise ..........................................        $ 5,656        $ 5,253
        Food and beverage ....................................          2,028          1,724
        Base stock (china, silver, glassware, linen) .........          3,394          2,131
        Supplies and other ...................................          1,389            977
                                                                      -------        -------
                                                                      $12,467        $10,085
                                                                      =======        =======


5.  PROPERTY AND EQUIPMENT

       Property and equipment consist of the following:

                                                                            OCTOBER 31,
                                                                            -----------
                                                                     1999              1998
                                                                     ----              ----
        Land and land improvements .......................        $ 252,167         $ 276,516
        Buildings and improvements .......................          459,423           219,094
        Furniture, fixtures and equipment ................           98,674            96,639
        Construction in progress .........................           28,368            10,422
                                                                  ---------         ---------
                                                                    838,632           602,671
        Less accumulated depreciation ....................         (102,378)          (95,219)
                                                                  ---------         ---------
            Property and equipment, net ..................        $ 736,254         $ 507,452
                                                                  =========         =========

6. OTHER ASSETS

    Other assets consist of the following:

                                                                          OCTOBER 31,
                                                                          -----------
                                                                     1999             1998
                                                                     ----             ----
        Trade name .......................................        $ 31,730                -
        Management contract ..............................          26,872                -
        Membership contract ..............................          12,589                -
        Debt issue costs .................................           9,998            9,890
        Lease agreements .................................           3,955            3,955
        Favorable leases .................................               -            5,398
        Other intangibles ................................               -            2,957
                                                                  --------         --------
                                                                    85,144           22,200
        Accumulated amortization .........................          (8,074)          (5,794)
                                                                  --------         --------
                                                                    77,070           16,406
        Undeveloped land .................................          12,659           16,376
        Art ..............................................           2,611                -
        Deposits and other assets ........................             557              860
                                                                  --------         --------
                                                                  $ 92,897         $ 33,642
                                                                  ========         ========

        The membership contract, the management contract and the trade name represent the estimated fair value of a membership program, a management contract and the trade name associated with the Grand Wailea acquisition, which are being amortized up to 25 years using the straight-line method (Note
15). Other intangibles primarily represent costs related to certain membership programs. Lease agreements represent the estimated fair value of lease contracts with third parties related to a condominium leasing program associated with the acquisition of Grand Traverse and is amortized generally over three years. Amortization expense for these other assets, excluding debt issue costs, approximated $6,882, $2,029 and $960 for 1999, 1998 and 1997,
respectively. The favorable lease asset represented the difference between the stated lease term and the estimated fair value of two golf course leases acquired. (Note 16).

7. LONG-TERM DEBT

        Long-term debt consists of the following:

                                                                                                        OCTOBER 31,
                                                                                                        -----------
                                                                                                    1999             1998
                                                                                                    ----             ----
Senior subordinated redeemable notes payable, with interest payable semi-annually
   at 10.25%, principal due at maturity on May 1, 2007 ..................................        $ 125,000         $ 125,000
Term notes, payable in annual installments of $1,000 with interest payable either at Prime plus .75% or LIBOR plus 2.0% (7.89% at October 31, 1999), $46,500 maturing
   April 30, 2005 and $46,000 maturing April 30, 2006 ...................................           98,000            99,000
Revolving note, total available of $275,000, with interest payable at either Prime plus .125% or LIBOR plus 1.125% (6.41% to 6.53% at October 31, 1999), principal due at
   maturity on April 30, 2004 ...........................................................           52,000           177,750
Mortgage notes payable, with interest only payments at LIBOR plus 2.75% (8.2% at
   October 31, 1999) principal due at maturity in November 2002  ........................          275,000
Other mortgage notes payable ............................................................                -             3,244
                                                                                                 ---------         ---------
                                                                                                   550,000           404,994
Less current portion ....................................................................           (1,000)           (1,044)
                                                                                                 ---------         ---------
Long-term portion .......................................................................        $ 549,000         $ 403,950
                                                                                                 =========         =========

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

        The terms of the credit facility contain certain financial covenants including interest coverage, fixed charges, leverage ratios and restrictions on dividends. Certain of the long-term debt agreements provide that any distributions of profits must satisfy certain terms and must be approved by the lenders, require the Company to maintain specified financial ratios and, in some instances, govern investments, capital expenditures, asset dispositions and borrowings. In addition, mandatory prepayments are required under certain circumstances, including the sale of assets. The Company pays a commitment fee at a rate that currently is equal to .3% per annum on the undrawn portion of the commitments with respect to the credit facility. Total non-use fees of approximately $429, $352 and $437 were paid in 1999, 1998, and 1997 respectively, on the daily average of the unused amount of certain revolving and term loan commitments. The credit facility contains provisions under which commitment fees and interest rates for the revolving credit facility will be adjusted in increments based on the achievement of certain performance goals. The Company was in compliance with the financial covenants at October 31, 1999.

        In connection with the Grand Wailea acquisition (Note 1 and 15), the Company assumed approximately $275,000 in mortgage financing (Mortgage Financing). The terms of this financing include interest only payments at 30 day LIBOR plus 2.75% with a maturity of November 2002. As the Company established its Grand Wailea subsidiary as an unrestricted subsidiary under the terms of the Company's credit facility, Grand Wailea is not considered in the Company's financial ratio tests under the credit facility. However, the terms of the Mortgage Financing contain certain financial covenants including liability limitations, operational performance, and restrictions on dividends. In addition, mandatory prepayments are required under certain circumstances, including the sale of assets. Grand Wailea was in compliance with the financial covenants at October 31, 1999.

        In connection with the Grand Wailea financing, Grand Wailea entered into an interest rate cap agreement with a third party whereby the LIBOR rate incurred by Grand Wailea on its Mortgage Financing would not exceed 8.5%. In the event the LIBOR rate exceeds 8.5%, the third party would pay the interest in excess of 8.5%. The fair market value of the agreement, which expires in November 2000, is insignificant.

        Pursuant to a cash management agreement underlying the $275,000 of mortgage financing, the Company was required to establish certain cash accounts for taxes, insurance, debt service, capital assets, working capital and operating expenses. Accordingly, the cash generated from operations of Grand Wailea is deposited into these accounts, which are maintained by a third-party servicer, and used to fund and replenish the required balances. Disbursements by the third-party servicer from these accounts are made pursuant to the terms of the agreement, which include disbursements for management fees and excess cash (as defined), which would be paid to the Company. As of October 31, 1999, the aggregate balance of these accounts was approximately $8,917 and is included in restricted cash in the accompanying consolidated balance sheet.

        Scheduled principal payments on long-term debt as of October 31, 1999 are as follows:

   Year ending October 31:
2000    ..........................................................     $ 1,000
2001    ..........................................................       1,000
2002    ..........................................................       1,000
2003    ..........................................................     276,000
2004    ..........................................................       1,000
Thereafter........................................................     270,000
                                                                     ---------
Total      .......................................................   $ 550,000
                                                                     =========

        In March 1999, the Company entered into interest rate swap agreements in which $270,000 of variable rate debt was swapped for fixed rate debt bearing a LIBOR rate of 5.57%. The agreements mature in November 2002. The amounts to be received or paid pursuant to these agreement are accrued and recognized through an adjustment to interest expense in the accompanying consolidated statements of operations over the life of the agreement. The estimated fair value of the swap agreement as of October 31, 1999 is $5,412.

        During 1999, 1998 and 1997, the Company capitalized interest of approximately $1,619, $754 and $0, respectively, related to construction in progress activities.

8. OBLIGATIONS UNDER CAPITAL LEASES

        During 1997, the Company entered into a fifty-year sublease of a resort recreation area known as Lake Lanier. At the closing of the sublease, which occurred in August 1997, the management agreement provided that Lake Lanier Islands Development Authority and the Company would be placed in the same economic position as if the sublease transaction had closed on May 15, 1996. Accordingly, the Company was credited with the net earnings (as defined) of the operations from May 15, 1996 to the closing date less amounts earned by the Company pursuant to the management agreement. Such net amount paid by the Company was recognized as an adjustment to the recorded valued of the assets leased pursuant to the sublease. Under the terms of the sublease, the Company is required to make monthly base lease payments of $250. An additional annual payment equal to 3.5% of gross revenues in excess of $20,000 is payable pursuant to the sublease, with a minimum of $100 in years one through five and $200 in years six through fifty. Pursuant to the sublease, the Company is required to spend 5% of annual gross revenues on capital replacement and improvements, with carryover provisions allowing all or some portion of these amounts to be deferred to subsequent years. This sublease expires in 2046 and is guaranteed by the Parent. Additionally, the Company has entered into certain leases for equipment and golf carts that are classified as capital leases.

        Property under the sublease and the other capital leases is summarized as follows:

                                                                           OCTOBER 31,
                                                                           -----------
                                                                        1999         1998
                                                                        ----         ----
Buildings and land improvements...........................          $  24,715     $ 24,715
Equipment.................................................             11,158       15,901
Less accumulated depreciation.............................             (7,769)      (8,741)
                                                                    ---------      -------

                                                                    $  28,104     $ 31,875
                                                                    =========     ========

        Total minimum payments due under capital leases at October 31, 1999 are summarized as follows:

                                                                      LAKE            OTHER
                                                                     LANIER          CAPITAL
                                                                    SUBLEASE          LEASES              TOTAL
                                                                    --------          ------              -----
Year ending October 31:


    2000...................................................        $   3,100         $   1,458         $   4,558
    2001 ..................................................            3,100               857             3,957
    2002 ..................................................            3,125               693             3,818
    2003 ..................................................            3,200               161             3,361
    2004 ..................................................            3,200                11             3,211
     Thereafter ...........................................          136,800                 -           136,800
                                                                   ---------                           ---------
Total minimum lease payments ..............................          152,525             3,180           155,705
Less amounts representing interest.........................         (121,235)             (361)         (121,596)
                                                                   ---------         ---------         ---------
Present value of minimum lease payments ...................           31,290             2,819            34,109
Less current portion ......................................              (30)           (1,273)           (1,303)
                                                                   ---------         ---------         ---------
Long-term portion .........................................        $  31,260         $   1,546         $  32,806
                                                                   =========         =========         =========

9. INCOME TAXES

        The components of the Federal and state income tax expense (benefit) are as follows:

                                                   YEAR ENDED OCTOBER 31,
                                                   ----------------------
                                           1999             1998           1997
                                           ----             ----           ----
Current:
     Federal ...................        $  8,231         $    391         $      -
     State .....................           2,211              228              263
                                        --------         --------         --------
                                          10,442              619              263
Deferred:
     Federal ...................           6,279           (6,664)            (105)
     State .....................             897             (952)             (15)
                                        --------         --------         --------
                                           7,176           (7,616)            (120)
                                        --------         --------         --------
Total ..........................        $ 17,618         $ (6,997)        $    143
                                        ========         ========         ========

        Taxes on income vary from the statutory Federal income tax rate applied to earnings before taxes on income and extraordinary items as follows:

                                                                                    YEAR ENDED OCTOBER 31,
                                                                                    ----------------------
                                                                            1999             1998           1997
                                                                            ----             ----           ----
Statutory Federal income tax rate (35%) applied to
   earnings before income taxes and extraordinary items .........        $ 14,333         $  2,491         $  1,030
Increase (decrease) in taxes resulting from:
State income taxes, net of federal benefits .....................           2,125              358              147
Change in valuation allowance ...................................               -          (11,071)          (1,128)
Benefits of lower federal income tax rate .......................               -              152               29
Sale of subsidiary ..............................................             435                -                -
Reduction in state tax carryforwards ............................              67              698              (96)
Other ...........................................................             658              375              161
                                                                         --------         --------         --------
                                                                         $ 17,618         $ (6,997)        $    143
                                                                         ========         ========         ========

        Deferred income tax assets and liabilities arising from differences between accounting for financial statement purposes and tax purposes, at October 31, are as follows:

                                                                            OCTOBER 31,
                                                                            -----------
                                                                       1999            1998
                                                                       ----            ----
Deferred tax assets:
     Net operating loss carryforwards and AMT credit .......        $  6,261         $ 12,188
     Capitalized lease .....................................           1,452            1,457
     Deferred income .......................................             823              975
     Investment in partnership interest ....................               -            2,178
     Self-insured employee benefit programs ................           1,530              856
     Capitalized assets ....................................             595              512
     Other .................................................           3,538            1,188
                                                                    --------         --------
Total deferred tax assets ..................................          14,199           19,354
Less valuation reserve......................................               -                -
                                                                    --------         --------
       Deferred tax assets, net ............................          14,199           19,354
Deferred tax liabilities:
     Purchase price adjustment .............................          15,861           16,098
     Fixed assets ..........................................           5,079            4,549
     Prepaid real property taxes ...........................             834            1,018
     Basis difference in partnerships ......................             459                -
     Amortization of intangibles ...........................           4,916            4,604
     Prepaid supplies ......................................             462                -
     Other .................................................           1,351              671
                                                                    --------         --------
       Total deferred tax liabilities ......................          28,962           26,940
                                                                    --------         --------
           Net deferred tax liability ......................        $(14,763)        $ (7,586)
                                                                    ========         ========

        At October 31, 1999, the Company has net operating loss carryforwards available to offset future taxable income of approximately $13,760 which will begin to expire in the year ending October 31, 2011.

10. STOCKHOLDER'S EQUITY

        During 1999 the Company received capital contributions of approximately $110,000 from the Parent. The contribution was used for the Grand Wailea acquisition (Notes 1 and 15).

        In January 1999, the Company's Parent exercised a put/call agreement it had with the Partner in one of the Company's subsidiaries. As a result, the Parent acquired an additional 7.61% interest in the Company's subsidiary, which it contributed to the Company. The Company recorded approximately $9,178 of goodwill related to the Parent's exercise of the put/call agreement.

        On September 14, 1999, the Company paid a dividend to Parent of $8,000. At October 31, 1999, the Company distributed 100% of the common stock of a subsidiary effectively paying a cash dividend to Parent of $102 and returning capital of $59,903. These dividends/return of capital are provided for under the terms of the Refinancings relating to the sale of specified real property (as defined) and corporate sale transaction (as defined), respectively.

        In December 1998, the number of authorized shares of the Company was increased to twenty-five thousand shares.

        Concurrent with the Refinancings (Note 7), the Company provided dividends to the Parent of $23,321 and a return of capital of $39,033 including a transfer of the Company's $2,155 investment in certain limited partnerships at historical cost. Immediately prior to the contribution from the Parent of certain subsidiaries (Note 1), Wild West provided a dividend to the Parent of $600.

11. COMMITMENTS AND CONTINGENCIES

        The Company is a party to various litigation matters which are incidental to its business. Although the results of the litigation cannot be predicted with certainty, management believes that the final outcome of such matters will not have a material adverse effect on the Company's consolidated financial statements.

        Contractual obligations primarily associated with construction in progress approximated $9,074 at October 31, 1999, consisting primarily of the Greg Norman golf courses at Desert Resorts and Doral, and common area and room renovations at the Claremont.

        Contractual obligations to KSL Land (Note 14) approximate $989 at October 31, 1999 related to the development of 97 single family homes.

12.  REAL ESTATE TRANSACTIONS

        In July 1999, Doral sold for cash approximately ten acres of real property previously utilized as a nine hole, Par 3 golf course for $9,500. The Company recorded a gain, net of selling and closing costs of approximately $8,000.

        During fiscal 1999, Desert Resorts sold 42 homes for approximately $24,429 (Note 14). As of October 31, 1999, the Company had other receivables of approximately $4,145 related to the sale of these homes. Grand Traverse and Fairways Golf had combined real estate sales of $487and $887 for various land parcels in fiscal 1999 and 1998, respectively.

13.  EXTRAORDINARY ITEM

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

14. RELATED PARTY TRANSACTIONS

        Effective April 1, 1998, Desert Resorts entered into a management agreement with an unconsolidated affiliate, KSL Land II Corporation (Land
II), whereby Land II will provide development services for the entitlement, subdivision, construction, marketing, and sale of approximately 97 single family detached units on approximately eleven acres of real estate currently owned by Desert Resorts. The development site is adjacent to the Desert Resorts' La Quinta Resort & Club. The contractor and project management fees for these services are calculated as 6.0% of the Project Sales Revenues, as defined. Also, Land II is to be paid by Desert Resorts a marketing fee in an amount equal to 2.75% of the Project Sales Revenues. Such marketing fee will be used by Land II primarily to pay marketing, sales and promotional expenses to third parties. The project is expected to have a twenty-four month build out ending in fiscal 2001. In fiscal 1999, 1998 and 1997, Desert Resorts paid $1,554, $330 and $0, respectively for project management fees and $720, $0 and $0, respectively for marketing fees.

        As a result of the Refinancings (Note 7), the Company provided financing to KSL Land of approximately $20,800 at April 30, 1997. The Company recorded interest income of $1,946, $1,797 and $798 in 1999, 1998 and 1997, respectively, related to this note receivable. This unsecured note receivable bore interest at 8% and was paid in full in October, 1999.

        During 1999, 1998 and 1997, the Company incurred $9,800, $8,750 and $5,106, respectively, of expenses to be reimbursed to the Parent. Such management fees and reimbursed expenses are included in corporate fee expense in the accompanying consolidated statements of operations.

        On April 30, 1997, the Company sold its investment in a land partnership at historical cost of $1,621 (which approximated fair value) to an affiliate.

        In connection with the Grand Wailea acquisition, the Company paid $4,000 to a stockholder of the Parent for financial advisory services.

15.  ACQUISITIONS

        On December 29, 1998, the Company, through a wholly-owned subsidiary, acquired substantially all the assets and certain liabilities of the Grand Wailea Resort Hotel & Spa, a 779-room resort in Maui, Hawaii for approximately $372,775 (exclusive of closing costs), including the assumption of approximately $275,000 in mortgage financing. The acquisition was accounted for using the purchase method of accounting. Accordingly, the operating results of the Grand Wailea have been included in the Company's consolidated financial statements since acquisition. The excess of the purchase price over the debt assumed, acquisition related costs, and working capital was funded with $110,000 equity investment by the parent to the Company. The Company paid $4,000 to an affiliate of the Parent for financial advisory services in connection with the Grand Wailea acquisition.

        On April 21, 1998, the Company, through a wholly-owned subsidiary, acquired substantially all the assets and certain liabilities of The Claremont Resort & Spa, a 279-room luxury hotel and spa located in the Berkeley Hills, near San Francisco, California, for approximately $88,000. The purchase was financed under the revolving credit portion of the Company's credit facility (Note 7) and has been accounted for using the purchase method of accounting. Accordingly, the operating results of The Claremont have been included in the Company's consolidated financial statements since acquisition. The excess of the aggregate purchase price over the fair value of the net assets acquired of approximately $26,700, including acquisition costs, is being amortized over 30 years.

        The following are the Company's unaudited pro forma consolidated results of operations for the years ended October 31, which assume the Claremont and the Grand Wailea transactions occurred as of November 1, 1997:

          (In thousands, except per share data)

                                                                      1999         1998
                                                                      ----         ----
          Revenues...........................................    $  463,324    $ 403,068
          Income before income taxes.........................        37,648         (895)
          Net income (loss)..................................        20,030        6,102
          Basic and diluted earnings (loss) per share........        20,030        6,102

        The unaudited pro forma results do not necessarily represent results which would have occurred if the acquisition had taken place as of the beginning of the fiscal periods presented, nor do they purport to be indicative of the results that will be obtained in the future.

        Also, in the quarter ended April 30, 1998, the Company acquired, in separate transactions, two golf course facilities for an aggregate purchase price of approximately $14,800, including the assumption of certain liabilities of approximately $3,300. The acquisitions were financed under the revolving credit portion of the Company's credit facility. The operating results of the two facilities have been included in the Company's consolidated financial statements since acquisition. The pro forma results of operations of these two facilities were not material to the Company. These facilities were disposed of in fiscal 1999 as part of the sale of a subsidiary (Note 16).

16. SALE OF A SUBSIDIARY

        On September 30, 1999, the Company sold all of the common stock of its indirectly wholly-owned subsidiary KSL Fairways Golf Corporation (Fairways Golf) pursuant to a stock purchase agreement with a third party. The Company owned 100% of Fairways Golf, which owned an approximate 95.8% majority interest in TFG L.P.. TFG L.P. and Fairways Golf operated 24 golf facilities, 22 of which were owned, principally in the mid-Atlantic, southeast and mid-western United States. The sales price for the common stock of Fairways Golf was approximately $132,500 paid in cash (exclusive of closing costs). The Company recorded a net gain of approximately $22,393 from the sale.

        In January 1999, the Parent exercised a put/call agreement it had with the Partner in TFG L.P. As a result the Company's Parent acquired an additional 7.61% ownership interest in TFG L.P., which the Parent contributed to the Company. The Company recorded goodwill of approximately $9,178.

        The Company has a note receivable from the partner of TFG L.P of $708 and $676 as of October 31, 1999 and 1998. The note accrues interest at 8% and is due in April 2000. No principal or interest payments are due on the note until it matures (Note 3). In January 1999, the Partner became a stockholder of the Parent and pledged shares of the Parent's stock to the Parent as security for repayment of this note.

17.  UNAUDITED QUARTERLY FINANCIAL INFORMATION

(In thousands, except per share data)

                                          FIRST       SECOND          THIRD      FOURTH
                                         QUARTER      QUARTER        QUARTER     QUARTER                TOTAL
                                         -------      -------        -------     -------                -----
For the year ended October 31, 1999:
Revenues............................     $ 86,522    $126,133       $ 124,600   $ 114,094  (A)        $451,349
Income from operations..............        8,655      32,326          24,387       1,736  (B)          67,104
Net income (loss) ..................      (1,024)      11,743           6,920       5,693  (C)          23,332
Basic and diluted earnings (loss)
per share...........................      (1,024)      11,743           6,920       5,693               23,332

For the year ended October 31, 1998:
Revenues............................     $ 65,602    $ 84,629        $ 74,424    $ 71,615             $296,270
Income (loss) from operations.......        7,730      21,710           7,282       3,391               40,113
Net income (loss) ..................            9      13,970         (1,840)       1,975    (D)        14,114
Basic and diluted  earnings (loss)
per share...........................            9      13,970         (1,840)       1,975               14,114

(A) Fourth quarter includes $19,803 revenues from the sale of single family homes.
(B) Fourth quarter includes an increase in workers compensation expense of approximately $1,330 due to a change in industry-wide experience rating.
(C) Fourth quarter includes a pre-tax gain of $22,393 from the sale of a subsidiary (Note 16).
(D) Fourth quarter includes tax benefit of $6,997 primarily resulting from the reversal of deferred tax asset valuation allowance established in prior years.

18.  SEGMENT INFORMATION

        Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the Company's chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance. The Company's chief operating decision-maker is its Chief Executive Officer. The operating segments of the Company are managed separately because each segment represents a strategic business unit that offers different products or services.

        The Company's reportable operating segments include the Resort segment and the Real Estate segment. The Resort segment provides service-based recreation through resorts, spas, golf courses, private clubs and activities related thereto. The Real Estate segment develops and sells real estate in and around the Company's Resort operations (Note 12). The Company's Real Estate segment exists to support and enhance growth of the Company's Resort segment. The Company utilizes the expertise of an affiliate Company in determining real estate projects to undertake. Both of the Company's operating segments are within the United States.

        The accounting policies of the Company's operating segments are the same as those described in Note 2, Summary of Significant Accounting Policies. The Company evaluates performance based on stand alone segment income reduced by direct expenses. Because the Company does not evaluate performance, based on segment net income at the operating segment level, the Company's non-operating expenses are not tracked internally by segment. Therefore, such information is not presented.

        Operating segment data for the year ended October 31, are as follows:

                                        RESORT           REAL ESTATE         CONSOLIDATED
Year ended October 31, 1999
Revenues                               $416,933            $ 34,416            $451,349
Income from operations                   55,805              11,299              67,104

Year ended October 31, 1998
Revenues                                295,383                 887             296,270
Income from operations                   40,029                  84              40,113

Year ended October 31, 1997
Revenues                                225,577                 493             226,070
Income from operations                   32,412                 426              32,838

        The Real Estate segments' identifiable assets were $13,918 and $10,054 at October 31, 1999 and 1998, respectively. All of the remaining assets of the Company are related to the Resort segment, other than the deferred income taxes which is considered a corporate asset and is not identifiable to either segment. Substantially all depreciation and amortization expense relates to the Resort segment.

19.  INSURANCE LOSS

        In October 1999 Doral's buildings and golf courses were flooded and damaged due to heavy rains from hurricane Irene. The Company is insured for this loss and expects to recover $1,032, which has been recorded as an other receivable in the accompanying consolidated financial statements. In fiscal 1999, the Company recorded a loss of $438, net of the insurance receivable.

                                    PART III

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

              NAME                 AGE                          POSITION
              ----                 ---                          --------
DIRECTORS AND EXECUTIVE OFFICERS:
Michael S. Shannon                  41    President, Chief Executive Officer and Director
Larry E. Lichliter                  56    Executive Vice President and Director
John K. Saer, Jr.                   43    Vice President, Chief Financial Officer and Treasurer
Nola S. Dyal                        50    Vice President, General Counsel and Secretary
Scott M. Dalecio                    37    Vice President of Resort Operations
E. D. "Murray" Bryant               53    Vice President of Direct Marketing and Sales
Doris Allen-Kirchner                47    Vice President of Human Resources
James E. Wanless                    46    Vice President of Club and Membership Development
Thomas F. McGrath                   49    Vice President of Merchandising and Events
Gary M. Beasley                     34    Vice President of Business Development
Peter L. Faraone                    46    Vice President of Sales
Emily-May Richards                  51    Corporate Controller
Henry R. Kravis                     55    Director
George R. Roberts                   56    Director
Paul E. Raether                     53    Director
Michael T. Tokarz                   50    Director
Scott M. Stuart                     40    Director
Alexander Navab, Jr.                34    Director

OTHER KEY EXECUTIVE OFFICERS:
Eric L. Affeldt                     42    President, KSL La Quinta Corporation, Vice
                                          President, KSL Desert Resorts, Inc.
Joel B. Paige                       40    President, KSL Florida Holdings, Inc. and KSL Grand
                                          Traverse Holdings, Inc., KSL Hotel Corp. and KSL
                                          Silver Properties
Raymond C. Williams                 53    President, KSL Lake Lanier, Inc.

   MICHAEL S. SHANNON. Mr. Shannon has been a Director and the President and Chief Executive Officer of the Company since its formation. Mr. Shannon was a founding stockholder of Parent and has served as a Director and President and Chief Executive Officer of Parent since its inception. Mr. Shannon is also a Director of each of the Company's subsidiaries and serves as either President or Executive Vice President of each subsidiary. Prior to forming Parent, Mr. Shannon was President and Chief Executive Officer of Vail Associates in Vail, Colorado. Mr. Shannon is a director of ING America Life Insurance Company.

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

  SCOTT M. DALECIO. Mr. Dalecio was elected Vice President of Resort Operations of the Company and Parent on January 11, 2000. He currently serves in that capacity and as President of the Company's Resort Operations Division, as well as President of KSL Grand Wailea Resort, Inc., and KSL Claremont Resort, Inc. Mr. Dalecio has been President of KSL Desert Resorts, Inc., the operating subsidiary which operates both the La Quinta Resort & Club and PGA WEST in La Quinta, California since March 1996. Prior thereto, Mr. Dalecio held several management positions with the La Quinta Resort & Club since joining La Quinta Resort & Club in 1986, including President and General Manager. Mr. Dalecio is also the President or Vice President of each of the four operating subsidiaries of KSL Desert Resorts, Inc.

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

   DORIS ALLEN-KIRCHNER. Ms. Allen-Kirchner has been Vice President of Human Resources of the Company and Parent since October 1997. From November 1994 to September 1997, Ms. Allen-Kirchner served as a Management Consultant to Quorum Health Resources, Inc. Prior to that, Ms. Allen-Kirchner was Chief Operations Officer for Vail Valley Medical Center in Vail, Colorado since 1985.

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

   GARY M. BEASLEY. Mr. Beasley became Vice President of Business Development for the Parent in November 1999 and served as and Vice President of Acquisitions for the Company from October 1998 to November 1999. He joined the Parent in June 1995 as an Associate in Business Development and became Director of Acquisitions in December 1996. Prior to joining Parent, Mr. Beasley was an Associate at Security Capital Group, Inc. from September 1993 to June 1995.

PETER L. FARAONE. Mr. Faraone became Vice President of Sales of the Company and Parent in November 1999. Mr. Faraone was Director of Sales of the Company from June 1998 through November 1999. From 1995 through June of 1998, Mr. Faraone was Vice President of Sales Marketing of Sierra Tucson Lifestyles, located in Arizona. From 1984 to June of 1995 Mr. Farone served in several positions with Ritz Carlton Hotels, the last of which was General Manager of the Ritz Carlton Tysons Corner.

   EMILY-MAY RICHARDS. Ms. Richards has been Corporate Controller of the Company since its formation. Ms. Richards joined Parent in October 1994 as Corporate Controller after serving as a private consultant for Parent and its subsidiaries with Richards Group, P.C., a certified public accounting firm founded by Ms. Richards in 1986. Ms. Richards is also the Corporate Controller of all of the Company's subsidiaries. Ms. Richards owned and operated the Richards Group, P.C. from 1986 to 1994.

   HENRY R. KRAVIS. Mr. Kravis, Founding Partner of KKR, is a Director of Parent and the Company and a managing member of the Executive Committee of the limited liability company which serves as the general partner of KKR. Mr. Kravis is also a Director of Accuride Corporation, Alliance Imaging, Amphenol Corporation, Birch Telecom, Inc., Borden, Inc., The Boyds Collection, Ltd., BRW Acquisition, Inc., Evenflo Company, Inc., The Gillette Company, IDEX Corporation, KinderCare Learning Centers, Inc., KSL Golf Holdings, Inc., KSL Land Corporation, MedCath Incorporated, Owens-Illinois Group, Inc., Owens-Illinois, Inc., PRIMEDIA, Inc., Regal Cinemas, Inc., Safeway, Inc., Sotheby's Holdings, Inc., Spalding Holdings Corporation, TI Group, Willis Corroon Group Limited, U.S. Natural Resources, Inc. and United Fixtures Company.

   GEORGE R. ROBERTS. Mr. Roberts, Founding Partner of KKR, is a Director of Parent and the Company and a managing member of the Executive Committee of the limited liability company which serves as the general partner of KKR. He is also a Director of Accuride Corporation; Alliance Imaging, Inc.; Amphenol Corporation; Birch Telecom, Inc.; Borden, Inc.; The Boyds Collection, Ltd.; BRW Acquisition, Inc. (Bristol West Insurance Group); Evenflo Company, Inc.; IDEX Corporation; KinderCare Learning Centers, Inc.; KSL Land Corporation; MedCath Incorporated; Owens-Illinois Group, Inc.; Owens-Illinois, Inc.; PRIMEDIA, Inc.; Regal Cinemas, Inc.; Safeway, Inc.; Spalding Holdings Corporation; Trinity Acquisition plc (Willis Carroon);United Fixtures Company; and U.S. Natural Resources, Inc.;

   PAUL E. RAETHER. Mr. Raether is a Director of Parent and the Company and is a member of the limited liability company which serves as the general partner of KKR. He is also a Director of Bruno's, Inc., IDEX Corporation, KSL Golf Holdings, Inc., and KSL Land Corporation. Mr. Raether joined KKR in 1980.

   MICHAEL T. TOKARZ. Mr. Tokarz is a Director of Parent and the Company and is a member of the limited liability company which serves as the general partner of KKR. Prior to 1993, Mr. Tokarz was an Executive at KKR. He is also a Director of Evenflo Company, Inc., IDEX Corporation, KSL Golf Holdings, Inc., KSL Land Corporation, Nextstar Financial Corporation, PRIMEDIA, Inc., Spalding Holdings Corporation, United Fixtures Company, and Walter Industries, Inc. Mr. Tokarz joined KKR in 1985.

   SCOTT M. STUART. Mr. Stuart is a Director of Parent and the Company and is a member of the limited liability company which serves as the general partner of KKR. Prior to 1995, Mr. Stuart was an Executive at KKR. In addition, Mr. Stuart is a Director of AEP Industries, Inc., Borden, Inc., Borden Chemicals, The Boyds Collection, Ltd., Corning Consumer Products, KSL Golf Holdings, Inc., KSL Land Corporation. Mr. Stuart joined KKR in 1986.

   ALEXANDER NAVAB, JR. Mr. Navab is a Director of Parent and the Company and has been an Executive at KKR since 1993. Prior to joining KKR, Mr. Navab was employed by James D. Wolfensohn Incorporated. He is also a Director of Birch Telecom, Inc., Borden Chemical, Borden Foods, Borden, Inc., Corning Consumer Products, Elmers Consumer Products, KSL Land Corporation, Regal Cinemas, Wise Food Products and Zhone Technologies, Inc.

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

        The following directors have been appointed to serve on the Company's Executive Committee during fiscal 2000: Messrs. Kravis, Raether, Tokarz and Shannon. The following directors have been appointed to serve on the Company's Audit Committee during fiscal 2000: Messrs. Stuart, Navab and Lichliter.

ITEM 11. EXECUTIVE COMPENSATION

        Prior to the formation of the Company in March 1997, Parent employed executive officers of the Company and all compensation for such officers was paid by Parent. The following table presents certain summary information concerning compensation paid or accrued by Parent for services rendered in all capacities for the fiscal years ended October 31, 1999, 1998 and 1997 for (i) the chief executive officer of the Company and (ii) each of the four other most highly compensated executive officers of the Company, determined as of October 31, 1999 (collectively, the "Named Executive Officers").

                       SUMMARY COMPENSATION TABLE (1) (2)
                                          ANNUAL COMPENSATION            LONG-TERM COMPENSATION
                                                                         AWARDS         PAYOUTS
                                  ------------------------------ ---------------------- -------- --------------
                                                         OTHER               SECURITIES
NAME AND                                                 ANNUAL  RESTRICTED  UNDERLYING           ALL OTHER
PRINCIPAL                                                COMPEN    STOCK      OPTION/    LTIP       COMPEN-
POSITION                  YEAR      SALARY        BONUS  -SATION  AWARD(S)     SARS     PAYOUTS     SATION
--------                  ----      ------        -----  -------  --------     ----     -------     ------

Michael S. Shannon        1999     $500,000     $700,000     -       -       1,947                 $ 73,775(5)
President and Chief       1998      500,000      600,000     -       -           -           -       27,864
Executive Officer         1997      475,000      650,000     -       -           -           -       27,864


Larry E. Lichliter
Executive Vice            1999     $275,000     $300,000     -       -       1,800           -       30,035(6)
President                 1998      275,000      225,000     -       -           -           -       29,962
                          1997      275,000      175,000     -       -           -           -       29,962


John K. Saer, Jr
Vice President, Chief
Financial Officer and     1999     $275,000     $300,000     -       -       5,100           -        6,473(7)
Treasurer                 1998      275,000      200,000     -       -         707           -            -
                          1997      244,000      250,000     -       -           -           -            -


E.D. "Murray" Bryant
Vice President of         1999     $200,000     $178,087     -       -           -           -            -
Direct Sales and          1998      200,000      100,000     -       -           -           -            -
Marketing (3)             1997       19,230            -     -       -           -           -            -


Nola S. Dyal
Vice President,           1999     $260,000     $100,000     -       -       1,500           -
General Counsel and       1998      250,000       90,000     -       -         477           -           (4)
Secretary                 1997      200,000      200,000     -       -           -           -            -

----------------

(1) After formation of the Company, the Parent has and will continue to pay all compensation for the Named Executive Officers; however, the Company will reimburse Parent for the amount of all such compensation that is directly attributable to the operations of the Company.
        See "Certain Relationships and Related Transactions."
(2) The Named Executive Officers spend between 90% to 98% of their time on Company matters, with the exception of Mr. Lichliter who spends approximately 5% to 10% of his time on work related to the Company and Mr. Bryant who spends 50% of his time on work related to the Company. Mr. Lichliter spends between 90% to 95% of his time on work related to KSL Land, an affiliate of the Company. Mr. Bryant spends 50% of his time on work related to KSL Destinations Corporation, a subsidiary of Parent.
(3)     E.D. "Murray" Bryant began his employment with the Company in September
        1997.
(4) Parent repurchased 700 Common Stock Options from Ms. Dyal during fiscal 1998 at $2,000 per share, less the exercise price of $500 per share.
(5) Represents cost of premiums for long-term disability insurance, Directors' compensation, and compensation for personal use of the Parent's corporate aircraft.
(6) Represents cost of premiums for long-term disability insurance and for Directors' compensation.
(7) Represents compensation for personal use of the Parent's corporate aircraft.

STOCK OPTIONS OF PARENT

STOCK OPTION PLAN

        Parent adopted the KSL Recreation Corporation 1995 Stock Purchase and Option Plan (the "Plan"), providing for the issuance to certain officers and key employees (the "Optionees") of up to 77,225 shares of common stock of Parent ("Stock"). The number of shares of common stock of the Parent for this Plan was increased to 95,908 during 1999. Unless sooner terminated by Parent's Board of Directors, the Plan will expire on June 30, 2005.

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

NON-QUALIFIED STOCK OPTION AGREEMENTS

        All options granted under the Plan to date have been non-qualified stock options granted pursuant to Non-Qualified Stock Option Agreements (the "Stock Option Agreements"). Under the terms of Stock Option Agreements, the exercise price of the options granted ranges from $500 to $2,000 per share, and options may be exercised based upon a schedule which refers to a date set forth in each Optionee's Stock Option Agreement (the "Option Trigger Date"). Generally, an Optionee's options will vest over periods ranging from one to five years from such Optionee's Option Trigger Date. Each Stock Option Agreement provides for acceleration of exercisability of some or all of an Optionee's options immediately prior to a change of control and immediately upon termination of employment because of death, permanent disability or retirement (at age 65 or over after three years of employment) of the Optionee.

        Options granted under the Plan pursuant to a Stock Option Agreement expire upon the earliest of (i) ten years from the date of the grant, (ii) the date the option is terminated under the circumstances set forth in the Common Stock Purchase Agreement (as defined below), (iii) the termination of the Optionee's employment because of criminal conduct (other than traffic violations), (iv) if prior to the vesting 100% of Optionee's Options, the termination of employment for any reason other than involuntary termination of employment without cause, death, disability or retirement after the age of 65 and (v) if the Committee so determines, the merger or consolidation of Parent into another corporation or the exchange or acquisition by another corporation of all or substantially all of Parent's assets or 80% of Parent's then outstanding voting stock, or the reorganization, recapitalization, liquidation or dissolution of Parent.

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

        Each Common Stock Purchase Agreement provides the Management Stockholder with the right to require Parent to repurchase all of Management Stockholder's Plan Shares and pay Management Stockholder (or his or her estate or Management Stockholder Trust) a stated price for cancellation of options if (a) the Management Stockholder's employment is terminated as a result of his or her death or permanent disability, (b) the Management Stockholder dies or becomes permanently disabled after having retired from Parent at or after age 65 after having been employed by Parent for at least three years after the Purchase Trigger Date or (c) with the prior consent of Parent's Board of Directors (which consent will not be withheld unless the Board reasonably determines that Parent would be financially impaired if it made such a purchase), or (d) the Management Stockholder retires from Parent on or after age 65 after having been employed by Parent for at least three years after the Purchase Trigger Date. The Management Stockholder also has the right, until the later of five years after the Purchase Trigger Date or the first public offering in which the Partnerships participate, to have Parent register a stated percentage of his Plan Shares under the Securities Act in connection with certain public offerings. (See Security Ownership of Certain Beneficial Owners and Management).

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

        The repurchase price of the Plan Shares under the Common Stock Purchase Agreements depends upon the nature of the event that triggers the repurchase and whether such repurchase occurs at the election of the Management Stockholder or Parent. Generally, if the repurchase is at the Management Stockholder's election, the repurchase price per share will be the book value per share (as defined in the Common Stock Purchase Agreement) of Stock or, if the Stock is publicly traded, the market value per share of Stock. Generally, if the repurchase is at Parent's election, the repurchase price per share will be the lesser of (a) the book value per share (as defined in the Common Stock Purchase Agreement) of Stock (or if the Stock is publicly traded, the market value per share) and (b) the exercise price.

OPTION GRANTS IN PARENT FOR FISCAL YEAR 1999 AND POTENTIAL REALIZABLE VALUES

        The following sets forth as to each of the Named Executive Officers information with respect to options granted during fiscal year 1999: (i) the number of shares of common stock underlying options granted; (ii) the percent of total options granted to employees in fiscal year 1999; (iii) the exercise price of such options; (iv) the expiration date of such options and (v) the potential realization values at assumed rates of such options.

                          OPTION GRANTS IN FISCAL 1999

                                    Individual Grants
-----------------------------------------------------------------------------------------------------------------------------------

                                                                                                     Potential Realizable Value at
                                        Percent of total                                             Assumed Annual Rates of Stock
                                       Options Granted to                                            Price Appreciation for Option
                            Options       Employees in      Exercise                                           Term
Name                        Granted       Fiscal Year         Price            Expiration Date         5% ($)             10% ($)
-----------------------------------------------------------------------------------------------------------------------------------
Michael S. Shannon              1,947           16.4%      $     1,250        March 31, 2009        $ 1,530,600        $ 3,878,800
Larry E. Lichliter                800            6.8%      $     1,250        March 31, 2009            628,900          1,593,800
                                1,000            7.7%      $     2,000        March 31, 2009          1,257,800          3,187,500
John K. Saer, Jr                1,600           13.5%      $     1,250        March 31, 2009          1,257,800          3,187,500
                                3,500           26.9%      $     2,000        March 31, 2009          4,402,300         11,156,200
Nola S. Dyal                      800            6.8%      $     1,250        March 31, 2009            628,900          1,593,800
                                  700            5.4%      $     2,000        March 31, 2009            880,500          2,231,200
E.D. Murray Bryant                  0             N/A              N/A        N/A                           N/A                N/A

        The following table sets forth, as to each of the Named Executive Officers, information with respect to option exercises during fiscal year 1999 and the status of their options on October 31, 1999: (i) the number of shares of common stock underlying options exercised during fiscal year 1999, (ii) the aggregate dollar value realized upon the exercise of such options, (iii) the total number of exercisable and unexercisable stock options held on October 31, 1999 and (iv) the aggregate dollar value of in-the-money exercisable and unexercisable options on October 31, 1999.

                 AGGREGATED OPTION EXERCISES AND FISCAL YEAR END
                        OPTION VALUES AT OCTOBER 31, 1999

                                                       NUMBER OF SECURITIES
                         NUMBER OF                    UNDERLYING UNEXERCISED              VALUE OF UNEXERCISED
                          SHARES                              OPTIONS                   IN-THE-MONEY OPTIONS AT
                        ACQUIRED ON     VALUE           AT OCTOBER 31, 1999                 OCTOBER 31, 1999
NAME                     EXERCISE      REALIZED     (EXERCISABLE/UNEXERCISABLE)        (EXERCISABLE/UNEXERCISABLE)(1)
----                     --------      --------     --------------------------         ------------------------------
Michael S. Shannon          -             -              22,744/ 1,947                    $29,426400/  $1,200,700
Larry E. Lichliter          -             -              12,646/ 1,800                    16,361,500/     535,900
John K. Saer, Jr            -             -               4,456/ 5,100                     5,765,200/   1,126,100
Nola S. Dyal                -             -                2101/ 1,500                     2,718,300/     523,700
E.D."Murray"Bryant          -             -                 354/ 530                         439,900/     658,600

(1) The Common Stock is not publicly traded and the value of the options represents management's best judgment of value at October 31, 1999 as calculated using the "Black-Scholes" model of option valuation.

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

OPTIONS AND PARTNERSHIP INTERESTS IN AFFILIATES

        No executive officers or key employees received options or partnership interests in KSL Land and partnerships affiliated therewith during fiscal year 1999. Certain executive officers and key employees did receive options and partnership interest in KSL Land and partnerships affiliated therewith prior to and during fiscal year 1997, but such options were "out-of-the-money" and no allocation has been made for distribution of partnership profits with respect to such partnership interests.

TERMINATION OF EMPLOYMENT ARRANGEMENT

        Pursuant to a letter, dated October 8, 1999, from Parent to Mr. Bryant, in the event that Parent terminates Mr. Bryant's employment with Parent and Company without cause at any time before September 18, 2001, Parent is obligated to continue to pay Mr. Bryant's then current base salary through September 17, 2001.

BOARD COMPENSATION

        All directors are reimbursed for their usual and customary expenses incurred in attending all Board and committee meetings. Each director receives an aggregate annual fee of $25,000 for serving on Parent's and the Company's Boards of Directors.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

        The following directors participated in deliberations of Parent's board of directors concerning executive officer compensation during fiscal year 1999 and have been appointed to serve on Parent's Compensation Committee during fiscal year 1999: Messrs. Kravis and Tokarz. During fiscal year 1999, no executive officer of Parent served as a member of the compensation committee of another entity or as a director of another entity, one of whose executive officers served on the compensation committee or board of directors of Parent.

1999 STOCK PURCHASE PROGRAM

        During 1999, certain executive officers of the Company and Parent purchased shares of common stock of Parent at a purchase price of $1,250 per share. Certain of these purchases were funded with cash and others were paid by purchase money promissory notes ("Notes").

        The following executive officers purchased shares of common stock with cash: Michael S. Shannon, 1,187 shares; Larry E. Lichliter, 400 shares; John K. Saer, Jr., 500 shares; Scott M. Dalecio, 10 shares; James E. Wanless, 100 shares and Emily-May Richards, 20 shares.

        The following executive officers purchased shares of common stock by
Note: John K. Saer, Jr., 400 shares; Nola S. Dyal, 200 shares; Scott M. Dalecio, 200 shares; Doris Allen-Kirchner, 50 shares; James E. Wanless, 100 shares; Thomas F. McGrath, 50 shares; Peter L. Faraone, 25 shares; Gary M. Beasley, 100 shares; Emily-May Richards, 50 shares; Eric L. Affeldt, 200 shares; Joel B. Paige, 200 shares; and Raymond C.
Williams, 200 shares.

        The Notes bear interest at the annual rate of five per cent (5%), payable annually in arrears, and are due and payable in full on the earliest to occur of: (a) November 1, 2003; (b) within 75 days of termination of an executive officer's employment for cause; (c) within 365 days of termination of an executive officer's employment without cause or voluntary termination of employment by such executive officer; (d) immediately upon default under the Note; and (e) upon the occurrence of certain events such as death or permanent disability of such executive office, as set forth in the Notes, the Notes are secured by a pledge of the common stock purchased and by certain options granted to the executive officers in connection with the purchase of common stock.

ITEM 12.SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The following table sets forth as of January 15, 2000 certain information concerning the ownership of shares of Common Stock of Parent by (i) persons who own beneficially more than 5% of the outstanding shares of Common Stock; (ii) each person who is a director of the Company; (iii) each person who is a Named Executive Officer; and (iv) all directors and executive officers of the Company as a group. Parent owns 100% of the common stock of the Company. As of January 15, 2000, there are 554,928 shares of Common Stock of Parent outstanding.

                                                                    AMOUNT AND NATURE    PERCENT
        NAME OF                                                       OF BENEFICIAL         OF
        BENEFICIAL OWNER                                              OWNERSHIP (9)       CLASS
        ----------------------------------------------------------- ------------------- -----------

        KKR Associates, L.P. ....................................          458,689 (1)       82.66
        c/o Kohlberg Kravis Roberts & Co.
            9 West 57th Street
            New York, New York  10019
        KKR 1996 GP, LLC.........................................           81,320 (2)       14.65
        c/o Kohlberg Kravis Roberts & Co.
            9 West 57th Street
            New York, New York  10019
        Michael S. Shannon.......................................           27,345 (3)        4.73
        Larry E. Lichliter.......................................           13,610 (4)        2.40
        John K. Saer, Jr. .......................................            5,449 (5)           *
        Nola S. Dyal.............................................            2,301 (6)           *
        E.D. "Murray" Bryant.....................................              354 (7)           *
        All Executive Officers and Directors as a Group
            (20 persons) ........................................           54,877 (8)        8.99

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

(3)     Includes options to purchase 22,744 shares exercisable within 60 days.
(4)     Includes options to purchase 12,646 shares exercisable within 60 days.
(5)     Includes options to purchase 4,456 shares exercisable within 60 days.
(6)     Includes options to purchase 2,101 shares exercisable within 60 days.
(7)     Includes options to purchase 354 shares exercisable within 60 days.
(8)     Includes options to purchase 46,968 shares exercisable within 60 days.
(9) The nature of beneficial ownership for all of the shares listed is sole voting and investment power.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

TRANSACTIONS WITH KKR

        KKR Associates, L.P. and KKR 1996 GP LLC beneficially own approximately 82.66% and 14.65% (71.42% and 12.66%, on a fully diluted basis), respectively, of Parent's outstanding shares of Common Stock as of January 15, 2000. The general partners of KKR and the members of KKR 1996 GP LLC are Messrs. Henry R. Kravis, George R. Roberts, Robert I. MacDonnell, Paul E. Raether, Michael W. Michelson, Michael T. Tokarz, James H. Greene, Jr., Perry Golkin, Clifton S. Robbins, Scott M. Stuart and Edward A. Gilhuly. Messrs. Kravis, Roberts, Raether, Tokarz and Stuart are also directors of the Company, as is Alexander Navab, Jr. who is a limited partner of KKR Associates, L.P. Each of the general partners of KKR Associates, L.P. is also a member of the limited liability company which serves as the general partner of Kohlberg Kravis Roberts & Co. ("KKR") and Mr. Navab is an executive of KKR. KKR receives an annual fee of $500,000 in connection with providing financial advisory services to Parent and may receive customary investment banking fees for services rendered to Parent and/or the Company in connection with divestitures, acquisitions and certain other transactions. See "Directors and Executive Officers" and "Security Ownership of Certain Beneficial Owners and Management."

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

TRANSACTIONS WITH PARENT AND AFFILIATES OF PARENT

        The Company and Parent are parties to an Expense Allocation Agreement pursuant to which Parent performs management services requested by the Company and the Company reimburses Parent for all expenses incurred by Parent and directly attributable to the Company and its subsidiaries. The Company paid management fees and fees pursuant to the Expense Allocation Agreement (reflected collectively as the "Corporate Fee" in the accompanying consolidated statements of operations) in the amount of $9.8 million to Parent in fiscal year 1999.

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

        The Company provided financing to KSL Land of approximately $20,800,000 at April 30, 1997. The Company recorded interest income of approximately $1,946,000 and $1,797,000 in 1999 and 1998, respectively, related to this note receivable. This unsecured note receivable bears interest at 8% and was paid in full in October 1999.

        Effective April 1, 1998, Desert Resorts entered into a management agreement with an unconsolidated affiliate, KSL Land II Corporation ("Land II"), whereby Land II provides development services for the entitlement, subdivision, construction, marketing, and sale of approximately 97 single family detached units on approximately eleven acres of real estate currently owned by Desert Resorts. The development site is adjacent to the Desert Resorts' La Quinta Resort & Club. The contractor and project management fees for these services are calculated as 6.0% of the Project Sales Revenues, as defined. Also, Land II is to be paid by Desert Resorts a marketing fee in an amount equal to 2.75% of the Project Sales Revenues. Such marketing fee will be used by Land primarily to pay marketing, sale and promotional expenses to third parties. In fiscal 1999, Desert Resorts paid $2,274,000 to Land II for project management and marketing fees.

TRANSACTIONS WITH MANAGEMENT

LOANS TO MANAGEMENT

        Parent previously made loans to Messrs. Shannon and Saer to fund tax liability incurred as a result of their receipt of common stock of KSL Land and certain partnership interests in partnerships affiliated with Parent. As of October 31, 1999, Messrs. Shannon and Saer have outstanding principal balances under these notes in the aggregate amounts of $212,461and $32,952, respectively.

PURCHASES OF REAL ESTATE PRODUCTS

During fiscal year 1999, Messrs. Shannon and Lichliter each purchased a "La Quinta Resort Home" which are homes developed and sold by a subsidiary of the Company in a project located adjacent to the Company's La Quinta property. Mr. Shannon paid $820,000 for his home and Mr. Lichliter paid $700,000 for his home. These prices were the retail "list" prices offered to the public at the time of their purchases and were not discounted. Each of Messrs. Shannon and Lichliter subsequently entered into a rental management agreement with a real estate leasing subsidiary of the Company on standard terms and conditions applicable to other purchasers of La Quinta Resort Homes who entered into rental management agreements with such subsidiary. For fiscal year 1999, Mr. Shannon received $3,195 and Mr. Lichliter received no rental income under their respective rental management agreements.

PART IV.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) Documents filed as part of this report:

    (1) Financial Statements

    The following Consolidated Financial Statements of KSL Recreation Group, Inc. and subsidiaries are included in Part II, Item 8:

           Independent Auditors' Report
           Consolidated Statements of Operations for the years ended October 31, 1999, 1998 and 1997 Consolidated Balance Sheets as of October 31, 1999 and 1998 Consolidated Statements of Stockholder's Equity for the years ended October 31, 1999, 1998 and 1997 Consolidated Statements of Cash Flows for the years ended October 31, 1999, 1998 and 1997 Notes to Consolidated Financial Statements

    (2) Financial Schedules

                        VALUATION AND QUALIFYING ACCOUNTS
               FOR THE YEARS ENDED OCTOBER 31, 1999, 1998 AND 1997

        (In thousands)

                                                   BALANCE AT       CHARGED TO      DEDUCTIONS-      BALANCE AT
                                                    BEGINNING        COST AND          NET             END OF
                                                    OF PERIOD        EXPENSES       CREDIT LOSS        PERIOD
                                                    ---------        --------       -----------        ------
Allowance for doubtful accounts:
     Accounts Receivable....................
Fiscal year ended October 31, 1997 .........           1,573           1,193          (2,044)             722
Fiscal year ended October 31, 1998 .........             722             495            (499)             718
Fiscal year ended October 31, 1999 .........             718             615            (621)             712

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

             10.3 Intentionally deleted.

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

            10.6  Intentionally deleted.

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

            10.20 Agreement of Purchase and Sale and Joint Escrow Instructions
                  between International Hotel Acquisitions, LLC, and KSL Recreation Corporation, dated November 5, 1998, filed as exhibit 10.1 of the Company's most recent Form 8-K, File 333-31025, is hereby incorporated by reference.

            10.21 First Amendment to Agreement for Purchase and Sale and Joint
                  Escrow Instructions between International Hotel Acquisitions, LLC and KSL Recreation Corporation dated November 12, 1998, filed as Exhibit 10.2 of the Company's most recent Form 8-K, File No. 333-31025, is hereby incorporated by reference.

            10.22 Assignment of Agreement of Purchase and Sale between KSL
                  Recreation Corporation and KSL Grand Wailea Resort, Inc., dated December 10, 1998, filed as Exhibit 10.3 of the Company's Form 8-K, File No. 333-31025, is hereby incorporated by reference.

            10.23 Second Amendment to Agreement for Purchase and Sale and Joint
                  Escrow Instructions between International Hotel Acquisitions, LLC and KSL Grand Wailea Resort, Inc., dated December 23, 1998, filed as Exhibit 10.4 of the Company's Form 8-K, File No.
                  333-31025, is hereby incorporated by reference.

            10.24 Management Agreement by and between KSL Desert Resorts, Inc.
                  and KSL Land II Corporation, dated April 1, 1998, is hereby incorporated by reference.

            10.25 Stock Purchase Agreement among Apollo Real Estate Investment
                  Fund IV, L.P. and KSL Fairways Golf Corporation and KSL Golf Holdings, Inc., dated August 9, 1999, Exhibit 10.1, Form 8-K, File No. 333-31025, is hereby incorporated by reference.

            10.26 Fourth Amendment to the Tax Sharing Agreement, dated, October
                  1, 1999 by and among KSL Recreation Corporation, KSL Recreation Group, Inc., KSL Land Holdings, Inc., KSL Desert Resorts, Inc., Las Casitas Corporation, KSL Real Estate Company, Casitas Plaza Corporation (renamed KSL La Quinta Corporation), KSL Golf Holdings, Inc., KSL Resorts Group, Inc., KSL Florida Holdings, Inc., KSL Hotel Corp., KSL Silver Properties, KSL Development Corp., KSL Georgia Holdings, Inc., KSL Lake Lanier, Inc., KSL Land Corporation, KSL Citrus Properties, Inc., KSL Development Corporation, KSL Land II Corporation, KSL Land III Corporation, KSL Land IV Corporation, Landaq, Inc., KSL Grand Traverse Holdings, Inc., KSL Grand Traverse Realty, Inc., KSL Grand Traverse Resort, Inc., KSL Water Works, Inc., KSL Hawaii Holdings I, Inc., KSL Hawaii Holdings II, Inc., KSL Hawaii Holdings III, Inc., KSL Hawaii Holdings IV, Inc., KSL Hawaii Holdings V, Inc., KSL Grand Wailea Hospitality Corporation and KSL Grand Wailea Resort, Inc. Form 8-K, File No. 333-31025, Exhibit 10.2, Form 8-K, File No. 333-31025, is hereby incorporated by reference.

           *10.27 Agreement and Release, dated November 29, 1999, by and among
                  KSL Golf Holdings, Inc., Fairways Acquisition Company, Apollo Real Estate Investment Fund IV, L.P. and Fairways Golf Corporation.

           *11    Computation of Earnings (Loss) Per Share

           *12    Computation of Ratio of Earnings to Fixed Charges

           *21    List of Subsidiaries of the Company

           *27    Financial Data Schedule for the period ended October 31, 1999.

-------------------
           * Filed herewith.

(4)     Reports on Form 8-K, is hereby incorporated by reference.

               On October 15, 1999 the Company filed Form 8-K. The purpose of the filing was to disclose the sale of KSL Fairways Golf Corporation. The following financial statements and pro forma financial information were filed as part of this Form 8-K:

        (a)(1) Unaudited historical and pro forma condensed consolidated statements of operations for the fiscal year ended October 31, 1998 and the nine months ended July 31, 1999.

           (2) Unaudited historical and pro forma condensed consolidated balance sheet as of July 31, 1999.

                                   SIGNATURES

        Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on January 29, 2000.

                                         KSL RECREATION GROUP, INC.


                                         By:  /s/ John K. Saer, Jr.
                                             ----------------------------------
                                             John K. Saer, Jr.
                                             Vice President, Chief Financial
                                             Officer and Treasurer

        Pursuant to the requirements of the Securities and Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons in the capacities indicated on January 29, 2000.

                 Signatures                                             Title
----------------------------------------------        ------------------------------------------------
/s/ Michael S. Shannon                                President, Chief Executive Officer and Director
----------------------------------------------        (Principal Executive Officer)
            (Michael S. Shannon)

/s/ Larry E. Lichliter
----------------------------------------------        Executive Vice President and Director
            (Larry E. Lichliter)

/s/ Henry R. Kravis                                   Director
----------------------------------------------
              (Henry R. Kravis)

                                                      Director
----------------------------------------------
             (George R. Roberts)

/s/ Paul E. Raether                                   Director
----------------------------------------------
              (Paul E. Raether)

/s/ Michael T. Tokarz                                 Director
----------------------------------------------
             (Michael T. Tokarz)

/s/ Scott M. Stuart                                   Director
----------------------------------------------
              (Scott M. Stuart)

                                                      Director
----------------------------------------------
           (Alexander Navab, Jr.)

/s/ John K. Saer, Jr.                                 Vice President, Chief Financial Officer
----------------------------------------------        and Treasurer  (Principal Financial Officer)
             (John K. Saer, Jr.)

/s/ Emily-May Richards                                Controller  (Principal Accounting Officer)
----------------------------------------------
            (Emily-May Richards)