Form 10-Q
period 2000-01-31
KSL RECREATION GROUP INC
filed 2000-03-16
CIK 1041878

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

 X    Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
---   Exchange Act of 1934 for the quarterly period ended January 31, 2000.

                                       OR

      Transition Report Pursuant to Section 13 or 15(d) of the Securities
---   Exchange Act of 1934 for the transition period from          to         .
                                                          --------    --------

                        Commission File Number 333-31025

                           KSL RECREATION GROUP, INC.
             (Exact name of Registrant as specified in its charter)


               DELAWARE                                       33-0747103
               --------                               ------------------------
    (State or other jurisdiction of                   (IRS Employer ID Number)
    incorporation or organization)


         55-880 PGA Boulevard
         La Quinta, California                                  92253
----------------------------------------                      ---------
(Address of principal executive offices)                      (Zip Code)


                                  760/564-8000
                                  ------------
              (Registrant's telephone number, including area code)

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

               Shares outstanding of the Registrant's common stock
                              as of March 15, 2000
                                      1,000

                                      Class
                          Common Stock, $0.01 par value


================================================================================

                           KSL RECREATION GROUP, INC.

INDEX
--------------------------------------------------------------------------------

                                                                            Page
                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements (unaudited)

   Condensed consolidated statements of operations for the three months ended January 31, 2000 and 1999....................................3
   Condensed consolidated balance sheets, January 31, 2000 and
     October 31, 1999..........................................................4
   Condensed consolidated statements of cash flows for the three months ended January 31, 2000 and 1999...........................................6
   Notes to condensed consolidated financial statements........................8

Item 2.  Management's discussion and analysis of financial condition and results of operations......................................................11

                           PART II. OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders..................14

Item 6.  Exhibits and Reports on Form 8-K.....................................14

Signatures....................................................................15

                           KSL RECREATION GROUP, INC.

                          PART I. FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                              FOR THE
                                                                        THREE MONTHS ENDED
(AMOUNTS IN THOUSANDS,                                                      JANUARY 31,
EXCEPT PER SHARE DATA)                                                 2000              1999
                                                                    ---------         ---------
REVENUES:
Rooms                                                               $  39,598         $  27,552
Food and beverage                                                      24,943            22,564
Golf fees                                                               8,048            10,994
Dues and fees                                                           5,115             7,507
Merchandise                                                             5,162             4,799
Spa                                                                     5,368             3,374
Other                                                                  13,374             9,699
Real estate                                                             2,270                33
                                                                    ---------         ---------
     Total revenues                                                   103,878            86,522

EXPENSES:
Payroll and benefits                                                   35,522            30,774
Cost of real estate                                                     2,182                26
Other expenses                                                         37,311            32,712
Depreciation and amortization                                          11,899            11,772
Corporate fee                                                           2,555             2,583
                                                                    ---------         ---------
     Total expenses                                                    89,469            77,867
                                                                    ---------         ---------

INCOME FROM OPERATIONS                                                 14,409             8,655

OTHER INCOME (EXPENSE):
Interest income                                                           615               575
Interest expense                                                      (12,696)          (11,010)
                                                                    ---------         ---------
     Other expense, net                                               (12,081)          (10,435)

INCOME (LOSS) BEFORE MINORITY INTERESTS
 AND INCOME TAXES                                                       2,328            (1,780)

MINORITY INTERESTS IN LOSS OF SUBSIDIARY                                   --               106
                                                                    ---------         ---------

INCOME (LOSS) BEFORE INCOME TAXES                                       2,328            (1,674)

INCOME TAX (EXPENSE) BENEFIT                                             (931)              650
                                                                    ---------         ---------

NET INCOME (LOSS)                                                   $   1,397         $  (1,024)
                                                                    =========         =========

BASIC AND DILUTED EARNINGS (LOSS) PER SHARE                         $   1,397         $  (1,024)
                                                                    =========         =========

WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES                                                         1,000             1,000
                                                                    =========         =========

See accompanying notes to condensed consolidated financial statements.

                           KSL RECREATION GROUP, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)


(AMOUNTS IN THOUSANDS)                                               JANUARY 31,         OCTOBER 31,
                                                                        2000                1999
                                                                    ------------        ------------
ASSETS

CURRENT ASSETS:
Cash and cash equivalents                                           $     17,110        $      9,369
Restricted cash                                                           10,459              10,421
Trade receivables, net of allowance for doubtful
   receivables of $750 and $712, respectively                             23,019              21,855
Inventories                                                               13,503              12,467
Current portion of notes receivable                                        4,055               4,015
Other receivables                                                          2,479               6,048
Prepaid expenses and other current assets                                  3,138               4,593
Deferred income taxes                                                      1,523               1,523
                                                                    ------------        ------------

     Total current assets                                                 75,286              70,291

REAL ESTATE UNDER DEVELOPMENT                                              9,260               8,947
PROPERTY AND EQUIPMENT, net of accumulated
   depreciation of $111,931 and $102,378, respectively                   745,360             736,254
NOTES RECEIVABLE, less current portion                                     3,738               3,754
RESTRICTED CASH, less current portion                                      8,068               8,150
EXCESS OF COST OVER NET ASSETS OF
   ACQUIRED ENTITIES, net of accumulated
   amortization of $21,081 and $22,863 respectively                      104,559             105,775
OTHER ASSETS, net                                                         91,494              92,897
                                                                    ------------        ------------

                                                                    $  1,037,765        $  1,026,068
                                                                    ============        ============

See accompanying notes to condensed consolidated financial statements.

                           KSL RECREATION GROUP, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (UNAUDITED) (CONTINUED)

(AMOUNTS IN THOUSANDS,                                               JANUARY 31,         OCTOBER 31,
EXCEPT PER SHARE DATA)                                                  2000                1999
                                                                    ------------        ------------
LIABILITIES AND STOCKHOLDER'S EQUITY

CURRENT LIABILITIES:
Accounts payable                                                    $     10,969        $     13,411
Income taxes payable                                                      10,028              10,441
Accrued liabilities                                                       25,275              28,572
Accrued interest payable                                                   4,705               1,642
Current portion of long-term debt                                          1,000               1,000
Current portion of obligations under capital leases                        1,171               1,303
Customer and other deposits                                               21,933              18,173
Deferred income and other                                                  5,907               2,732
                                                                    ------------        ------------

     Total current liabilities                                            80,988              77,274

LONG-TERM DEBT, less current portion                                     551,000             549,000
OBLIGATIONS UNDER CAPITAL LEASES,
   less current portion                                                   32,626              32,806
OTHER LIABILITIES                                                          1,759               1,705
MEMBER DEPOSITS                                                           96,899              92,187
DEFERRED INCOME TAXES                                                     16,286              16,286

STOCKHOLDER'S EQUITY:
Common stock, $.01 par value, 25,000 shares authorized, 1000
   outstanding                                                                --                  --
Additional paid-in capital                                               256,810             256,810
Retained earnings                                                          1,397                  --
                                                                    ------------        ------------

     Total stockholder's equity                                          258,207             256,810
                                                                    ------------        ------------

                                                                    $  1,037,765        $  1,026,068
                                                                    ============        ============

See accompanying notes to condensed consolidated financial statements.

                           KSL RECREATION GROUP, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                               FOR THE
                                                                          THREE MONTHS ENDED
                                                                              JANUARY 31,
(AMOUNTS IN THOUSANDS)                                                  2000                1999
                                                                    ------------        ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                                   $      1,397        $     (1,024)
Adjustments to reconcile net income (loss) to net cash
     provided by operating activities:
   Depreciation and amortization                                          11,899              11,772
   Amortization of debt issuance costs                                       254                 249
   Provision for losses on trade receivables                                 131                 159
   Minority interests in loss of subsidiary                                   --                (106)
   Changes in operating assets and liabilities, net of effects from investments in subsidiaries:
     Restricted cash                                                          44             (12,597)
     Trade receivables                                                    (1,295)             (3,101)
     Inventories                                                          (1,036)               (925)
     Prepaid expenses and other current assets                             1,455              (1,283)
     Other receivables                                                     3,569                 (33)
     Notes receivable                                                        744                  37
     Other assets                                                             21                (585)
     Accounts payable                                                     (2,442)               (737)
     Income taxes payable                                                   (413)                 --
     Accrued liabilities                                                  (3,298)             (1,574)
     Accrued interest payable                                              3,063               3,162
     Customer and other deposits                                           3,760               7,040
     Deferred income and other current liabilities                         3,175               4,142
     Other liabilities                                                        54                  69
                                                                    ------------        ------------
       Net cash provided by operating activities                          21,082               4,665

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of businesses, net of cash acquired                               --            (105,149)
Investment in real estate under development                                 (313)             (2,639)
Purchases of property and equipment                                      (18,660)             (7,410)
Collections on member notes receivable                                       978               1,086
Notes receivable from affiliate, net                                          --                (476)
Proceeds from sales of property and equipment                                 --                  23
                                                                    ------------        ------------
   Net cash used in investing activities                                 (17,995)           (114,565)

See accompanying notes to condensed consolidated financial statements.

                           KSL RECREATION GROUP, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (UNAUDITED) (CONTINUED)

                                                                               FOR THE
                                                                           THREE MONTHS ENDED
                                                                              JANUARY 31,
(AMOUNTS IN THOUSANDS)                                                  2000                1999
                                                                    ------------        ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
Capital contributions from Parent                                   $         --        $    110,000
Revolving line of credit, net                                              2,000              (3,500)
Member deposits                                                            4,589               3,180
Member refunds                                                            (1,623)               (669)
Principal payments on long-term debt and obligations
   under capital leases                                                     (312)               (716)
                                                                    ------------        ------------
    Net cash provided by financing activities                              4,654             108,295
                                                                    ------------        ------------

NET INCREASE (DECREASE) IN CASH AND CASH
    EQUIVALENTS                                                            7,741              (1,605)

CASH AND CASH EQUIVALENTS, beginning of period                             9,369               5,248
                                                                    ------------        ------------

CASH AND CASH EQUIVALENTS, end of period                            $     17,110        $      3,643
                                                                    ============        ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
   INFORMATION:
   Interest paid  (net of amounts capitalized)                      $     10,235        $      6,452
                                                                    ============        ============
   Income taxes paid                                                $      1,344        $        615
                                                                    ============        ============

NONCASH INVESTING AND FINANCING ACTIVITIES:
Obligations under capital leases                                    $         --        $      2,577
Notes receivable issued for member deposits                                1,748               1,778
Trade-in of equipment under capital lease                                     --                 517
Capital contribution of minority interest from Parent                         --               9,178
Assumption of debt of acquired properties                                     --             275,000

See accompanying notes to condensed consolidated financial statements.

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

     The unaudited interim condensed consolidated financial statements presented herein have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission for reporting on Form 10-Q and do not include all of the information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles. In the opinion of management, these condensed consolidated financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the Company's consolidated financial position, results of operations and cash flows. These unaudited interim condensed consolidated financial statements should be read in conjunction with the other disclosures contained herein and with the Company's audited consolidated financial statements and notes thereto contained in the Company's Form 10-K for the year ended October 31, 1999. Operating results for interim periods are not necessarily indicative of results that may be expected for the entire fiscal year. Certain reclassifications have been made in the consolidated financial statements to conform to the 2000 presentation.

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

     The Company has adopted AICPA Statement of Position (SOP) 98-5, "Reporting on the Costs of Start-Up Activities," effective November 1, 1999. The adoption of SOP 98-5 did not have a material impact on the Company's consolidated financial statements.

     In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments imbedded in other contracts, and for hedging activities. It requires that an entity recognizes all derivatives as either assets or liabilities in the statements of financial position and measures those instruments at fair value. The Company is required to adopt SFAS No. 133 in fiscal 2001. The Company is in the process of evaluating the adoption of this standard, but does not believe that it will have a material effect on the consolidated financial statements.

                           KSL RECREATION GROUP, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             (UNAUDITED) (CONTINUED)
                             (AMOUNTS IN THOUSANDS)


NOTE 2.    ACQUISITIONS

     On December 29, 1998, the Company, through a wholly-owned subsidiary, acquired substantially all the assets and certain liabilities of the Grand Wailea Resort Hotel & Spa (Grand Wailea), a 779-room resort in Maui, Hawaii for approximately $372,775 (exclusive of closing costs), including the assumption of approximately $275,000 in mortgage financing. The acquisition was accounted for using the purchase method of accounting. Accordingly, the operating results of the Grand Wailea have been included in the Company's consolidated financial statements since acquisition. The excess of the purchase price over the debt assumed, acquisition related costs, and working capital were funded with a $110,000 equity investment by the Parent to the Company.

     The following are the Company's unaudited consolidated results of operations for the three months ended January 31, 2000, compared to the pro forma consolidated results of operations for the three months ended January 31,1999, which assume the Grand Wailea transaction occurred as of November 1, 1998:

(In thousands, except per share data)
                                                            2000       1999
                                                            ----       ----
          Revenues                                        $103,878   $ 98,497
          Net income (loss) before income taxes              2,328     (4,979)
          Net income (loss)                                  1,397     (4,329)
          Net income (loss) per share                        1,397     (4,329)

     The unaudited pro forma results do not necessarily represent results which would have occurred if the acquisitions had taken place as of the beginning of the fiscal periods presented, nor do they purport to be indicative of the results that will be obtained in the future.

NOTE 3.    LONG-TERM DEBT AND RESTRICTED CASH

     The Company has a revolving credit line which allows maximum borrowings of $275,000. The Company's outstanding borrowings under the revolving credit line were $54,000 at January 31, 2000. The terms of the Company's credit facility, including the revolving credit line, contain certain financial covenants. The Company is in compliance with the required financial covenants of the credit facility and other debt instruments at January 31, 2000.

     In March 1999, the Company entered into interest rate swap agreements in which $270,000 of variable rate debt was swapped for fixed rate debt bearing a LIBOR rate of 5.57%. The agreements mature in November 2002. The amounts to be received or paid pursuant to these agreements are accrued and recognized through an adjustment to interest expense in the accompanying consolidated statements of operations over the life of the agreement. The estimated fair value of the agreement as of January 31, 2000 is $9,942.

                           KSL RECREATION GROUP, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             (UNAUDITED) (CONTINUED)
                             (AMOUNTS IN THOUSANDS)

NOTE 4.  REAL ESTATE TRANSACTION

     During the three month period ended January 31, 2000, the Company sold four single family detached units for $2,270. Forty-six units have been sold out of a total of sixty-eight single family detached units that have been completed or are under construction on a site adjacent to La Quinta Resort
& Club in California. An additional thirty units are planned. During the three month period ended January 31, 2000, marketing and project management expenses of $233 have been incurred by the Company with an affiliate in connection with this development.

NOTE 5.  SEGMENT INFORMATION

     The Company's reportable operating segments include the Resort segment and the Real Estate segment. The Resort segment provides service-based recreation through resorts, spas, golf courses, private clubs and activities related thereto. The Real Estate segment develops and sells real estate in and around the Company's Resort operations. The Company's Real Estate segment exists to support and enhance growth of the Company's Resort segment. The Company utilizes the expertise of an affiliate in determining real estate projects to undertake.

     The Company evaluates segment performance based on income from operations. Because the Company does not evaluate performance based on net income at the operating segment level, the Company's other income and expenses and income taxes are not tracked internally by segment. Therefore, such information is not presented.

     Operating segment data for the three months ended January 31, are as follows:

                                               RESORT          REAL ESTATE          CONSOLIDATED
     Quarter ended January 31, 2000
     Revenues                              $    101,366        $      2,512         $    103,878
     Income from operations                      14,202                 207               14,409

     Quarter ended January 31, 1999
     Revenues                                    86,489                  33               86,522
     Income (loss) from operations                8,672                 (17)               8,655

     The Real Estate segments' identifiable assets were $10,416 and $13,918 at January 31, 2000 and October 31, 1999, respectively. All of the remaining assets of the Company are related to the Resort segment, other than the deferred income taxes which is considered a corporate asset and is not identifiable to either segment. Substantially all of the depreciation and amortization expense relates to the Resort segment.

                           KSL RECREATION GROUP, INC.

                  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                             (AMOUNTS IN THOUSANDS)


     THREE MONTHS ENDED JANUARY 31, 2000 (2000 FIRST QUARTER) AS COMPARED TO THE THREE MONTHS ENDED JANUARY 31, 1999 (1999 FIRST QUARTER).


     REVENUES - Revenues increased by $17,356 or 20.1%, from $86,522 in the 1999 First Quarter to $103,878 in the 2000 First Quarter. Of this increase, $7,104 reflects the increase in revenues at operations owned throughout both the 2000 First Quarter and the 1999 First Quarter, although $2,237 of this increase relates to real estate operations, resulting in an overall increase in revenue in resort operations of 7% for these properties. The remainder of the change in revenue was a $19,197 increase attributable to the acquisition of the Grand Wailea Resort Hotel & Spa (the Addition), offset by a decrease of $8,945 attributable to the disposition of Fairways (Disposition) during fiscal year 1999.

     During the 2000 First Quarter, the Company was engaged in ongoing capital improvements at many of its resorts, which the Company believes will add to future revenues. These capital improvements include: at Desert Resorts, the completion of the Greg Norman golf course; at Doral, the ongoing construction of a member clubhouse, and the renovation of the White golf course by Greg Norman; at The Claremont, extensive room and common area renovations, and construction of a new spa; and at Lake Lanier and Grand Traverse, substantial room renovations. These projects are to be completed at various times in fiscal 2000. While management believes they will enhance the guest experience and provide future revenue growth, their short-term impact has included some disruption in normal business levels and hence, dampened revenue growth as these properties.

     EXPENSES - Expenses of operations increased by $11,602, or 14.9%, from $77,867 in the 1999 First Quarter to $89,469 in the 2000 First Quarter. Approximately $15,031 of the increase was due to the Addition, offset by $9,682 associated with the Disposition. Real estate operations accounted for an increase of $2,255 or 19.4% of the overall increase in expenses. Excluding the effect of the Addition, Disposition, and real estate, expenses of resort operations increased 6.8%, primarily due to an increase in expanded services, from the 1999 First Quarter to the 2000 First Quarter.

     OTHER INCOME (EXPENSE) - Other income (expense) increased $1,646 from net expense of $10,435 for the 1999 First Quarter to net expense of $12,081 for the 2000 First Quarter. Interest expense increased $5,651 related to debt assumed with the Addition. This increase was offset by interest reductions of $1,768 and $2,197 related to the reduction of debt from the Disposition and the reduction of debt by the ongoing operations, respectively.

     NET INCOME (LOSS) - Net income increased by $2,421 from a net loss of $1,024 in the 1999 First Quarter to net income of $1,397 in the 2000 First Quarter. Excluding the Addition and Disposition, the Company's 2000 First Quarter net income before income taxes was $4,893, an increase of $2,834 or 138%, as compared to the 1999 First Quarter. Income tax expense increased by $1,581 from an income tax benefit of $650 in the 1999 First Quarter to an income tax expense of $931 in the 2000 First Quarter, reflecting the lack of loss carryforwards in Fiscal Year 2000.

     ADJUSTED EBITDA - Adjusted EBITDA increased by $6,150 or 25.3%, from $24,257 in the 1999 First Quarter to $30,407 in the 2000 First Quarter. Adjusted Net Membership Deposits increased by $374 or 10.2% from $3,654 in the 1999 First Quarter to $4,028 in the 2000 First Quarter, due to the Addition.

                           KSL RECREATION GROUP, INC.

                  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                       (AMOUNTS IN THOUSANDS) (CONTINUED)


     The foregoing discussion includes comparative financial information on the Company's Adjusted EBITDA, which is defined as net income before income tax expense (benefit), net interest expense, depreciation and amortization, extraordinary items, non-recurring charges and non-cash items, plus Adjusted Net Membership Deposits. Adjusted Net Membership Deposits is defined as Net Membership Deposits, excluding Net Membership Deposits which were paid in connection with the initial conversion of members to new membership plans, and excluding Net Membership Deposits (and subsequent refunds of such deposits) that are purchased as part of an acquisition. Net Membership Deposits is defined as the amount of refundable membership deposits paid by new and upgraded resort club members and by existing members who have converted to new membership plans, in cash, plus principal payments in cash received on notes in respect thereof, minus the amount of any refunds paid in cash with respect to such deposits. Information regarding Adjusted EBITDA has been provided because the Company believes that it assists in understanding the Company's operating results. The Company views cash flow from membership sales as an important component of operating cash flow measure, as membership sales are recurring in nature as clubs build the membership and replace the natural turnover. Also, the significant payroll and operating expenses necessary to create, sell and maintain private club operations are treated as ongoing expenses in the Company's Statements of Operations and therefore recognizing the cash flow from sales is an appropriate match in determining the overall performance of the club operation. It is important to note that the membership cash flow included in Adjusted EBITDA is only the cash amount collected, net of financed sales and refunds. From the Company's perspective, EBITDA and net membership cash flow together, which along with certain non-cash items comprise Adjusted EBITDA, provide the most accurate measure of the recurring cash flow performance of the operations. As structured, these private club membership sales are not treated as revenue for Generally Accepted Accounting Principles ("GAAP") purposes and therefore do not appear in the Company's Statements of Operations, but are reflected in the Company's Statements of Cash Flows.

     RECONCILIATIONS OF CONSOLIDATED NET INCOME (LOSS) TO ADJUSTED EBITDA

                                                               FOR THE
                                                          THREE MONTHS ENDED
                                                             JANUARY 31,
                                                         2000          1999
                                                      ----------    ----------
     Net income (loss)                                $    1,397    $   (1,024)
     Adjustments to net income (loss):
       Income tax expense (benefit)                          931          (650)
       Net interest expense                               12,081        10,435
       Depreciation and amortization                      11,899        11,772
                                                      ----------    ----------
     EBITDA                                               26,308        20,533
                                                      ----------    ----------
     Adjustments to EBITDA:
       Net Membership Deposits                             3,944         3,597

       Excluded Membership Refunds                            84            57
                                                      ----------    ----------
       Adjusted Net Membership Deposits                    4,028         3,654

       Non-cash items                                         71            70
                                                      ----------    ----------
     Adjusted EBITDA                                  $   30,407    $   24,257
                                                      ==========    ==========

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

                           KSL RECREATION GROUP, INC.

                  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                       (AMOUNTS IN THOUSANDS) (CONTINUED)


LIQUIDITY AND CAPITAL RESOURCES

     During the 2000 First Quarter, cash flow provided by operating activities was $21,082 compared to $4,665 for the 1999 First Quarter. This change was primarily due to a decrease in usage of restricted cash of $12,641, primarily related to the Grand Wailea acquisition, and a $3,602 change in collections of other receivables ($4,145 relating to real estate activity). During the 2000 First Quarter, cash flow used in investing activities aggregated $17,995 for the 2000 First Quarter as compared to $114,565 for the 1999 First Quarter. This change was primarily due to the Company's acquisition of the Grand Wailea Resort Hotel & Spa causing a $105,149 outflow of cash in 1999 First Quarter, offset by an increase in 2000 First Quarter of $11,250 in purchases of property and equipment. Cash provided by financing activities was $4,654 in the 2000 First Quarter compared to $108,295 in the 1999 First Quarter. This change is primarily attributable to capital contributions of $110,000 in 1999 First Quarter, offset by an increase of $5,500 in usage of the revolving line of credit in the 2000 First Quarter over the 1999 First Quarter usage.

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


                           PART II. OTHER INFORMATION


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     By Unanimous Written Consent of Shareholders in Lieu of Annual Meeting, dated as of November 10, 1999, the following individuals were elected directors of the Company:

              Henry R. Kravis
              Paul E. Raether
              Scott M. Stuart
              Michael S. Shannon
              George R. Roberts
              Michael T. Tokarz
              Alexander Navab, Jr.
              Larry E. Lichliter


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits

         27.  (a) Financial Data Schedule for the period ended January 31, 2000.

         (b)  Reports on Form 8-K

         None

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                     KSL RECREATION GROUP, INC.






Dated: March 15, 2000                By:        /s/ John K. Saer, Jr.
                                         ---------------------------------------
                                         Vice President, Chief Financial Officer
                                         and Treasurer