Form 10-Q
period 2000-04-30
KSL RECREATION GROUP INC
filed 2000-06-14
CIK 1041878

-----------------------------------------------------------------------

           UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                        Washington, D.C. 20549

                               FORM 10-Q

(Mark One)

X Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended April 30, 2000 .

                                  OR

      Transition Report Pursuant to Section 13 or 15(d) of the
---   Securities Exchange Act of 1934 for the transition period from
                   to              .
      ------------    -------------

                   Commission File Number 333-31025
                                          ---------

                      KSL RECREATION GROUP, INC.
        (Exact name of Registrant as specified in its charter)


                  Delaware                                33-0747103
                ------------                      ------------------------
        (State or other jurisdiction of           (IRS Employer ID Number)
         incorporation or organization)


             55-880 PGA Boulevard
             La Quinta, California                           92253
       ---------------------------------------             ----------
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

          Shares outstanding of the Registrant's common stock
                          as of June 11, 2000
                                 1,000

                                 Class
                     Common Stock, $0.01 par value


=======================================================================

                      KSL RECREATION GROUP, INC.



INDEX
-----------------------------------------------------------------------

                                                                        Page
                     Part I. Financial Information


Item 1.  Financial Statements (unaudited)
  Condensed consolidated statements of operations for the three and six months ended April 30, 2000 and 1999 .............................3
  Condensed consolidated balance sheets, April 30, 2000 and October
     31, 1999..............................................................4
  Condensed consolidated statements of cash flows for the six months ended April 30, 2000 and 1999.........................................6
  Notes to condensed consolidated financial statements.....................8

Item 2.  Management's discussion and analysis of financial condition and results of operations............................................11

                      Part II. Other Information

Item 4.  Submission of Matters to a Vote of Security Holders..............15

Item 6.  Exhibits and Reports on Form 8-K.................................15

Signatures................................................................16

                                     KSL RECREATION GROUP, INC.

                                   PART I. FINANCIAL INFORMATION
                                    ITEM 1. FINANCIAL STATEMENTS
                          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                            (Unaudited)

                                                          For the                For the
                                                    three months ended        six months ended
(amounts in thousands,                                   April 30,                April 30,
except share and per share data)                    2000         1999         2000         1999
                                                 ---------    ---------    ---------    ---------

REVENUES:
Rooms                                            $  52,858    $  47,291    $  92,456    $  74,843
Food and beverage                                   32,670       29,692       57,613       52,256
Golf fees                                           13,074       15,704       21,122       26,698
Dues and fees                                        5,257        7,849       10,372       15,356
Merchandise sales                                    7,267        6,525       12,429       11,324
Spa revenues                                         6,827        5,046       12,195        8,420
Other                                               16,858       13,461       30,232       23,160
Real estate sales                                    9,163          608       11,433          641
                                                 ---------    ---------    ---------    ---------
    Total revenues                                 143,974      126,176      247,852      212,698

EXPENSES:
Payroll and benefits                                38,689       36,876       74,211       67,650
Cost of real estate                                  7,624          348        9,806          374
Other expenses                                      43,299       39,695       80,610       72,407
Depreciation and amortization                       12,373       14,349       24,272       26,121
Corporate fee                                        2,555        2,582        5,110        5,165
                                                 ---------    ---------    ---------    ---------
    Total operating expenses                       104,540       93,850      194,009      171,717
                                                 ---------    ---------    ---------    ---------

INCOME FROM OPERATIONS                              39,434       32,326       53,843       40,981

OTHER INCOME (EXPENSE):
Interest income                                        272          820          605        1,395
Interest expense                                   (12,103)     (13,603)     (24,517)     (24,613)
                                                 ---------    ---------    ---------    ---------
    Other expense, net                             (11,831)     (12,783)     (23,912)     (23,218)
                                                 ---------    ---------    ---------    ---------

INCOME BEFORE MINORITY
 INTERESTS AND INCOME TAXES                         27,603       19,543       29,931       17,763

MINORITY INTERESTS IN LOSS  OF SUBSIDIARY               --           12           --          118
                                                 ---------    ---------    ---------    ---------

INCOME BEFORE INCOME TAXES                          27,603       19,555       29,931       17,881

INCOME TAX EXPENSE                                  10,592        7,812       11,523        7,162
                                                 ---------    ---------    ---------    ---------

NET INCOME                                       $  17,011    $  11,743    $  18,408    $  10,719
                                                 =========    =========    =========    =========

BASIC AND DILUTED EARNINGS PER SHARE             $  17,011    $  11,743    $  18,408    $  10,719
                                                 =========    =========    =========    =========
WEIGHTED AVERAGE NUMBER OF
   COMMON SHARES                                     1,000        1,000        1,000        1,000
                                                 =========    =========    =========    =========

See accompanying notes to condensed consolidated financial statements.

                                         KSL RECREATION GROUP, INC.

                                   CONDENSED CONSOLIDATED BALANCE SHEETS
                                                (Unaudited)


(amounts in thousands)                                   April 30,   October 31,
                                                           2000         1999
                                                        ----------   ----------

ASSETS

CURRENT ASSETS:
Cash and cash equivalents                               $   11,431   $    9,369
Restricted cash                                              7,759       10,421
Trade receivables, net of allowance for doubtful
  receivables of $756 and $712, respectively                31,670       21,855
Inventories                                                 13,768       12,467
Current portion of notes receivable                          7,660        4,015
Other receivables                                            4,562        6,048
Prepaid expenses and other current assets                    5,936        6,116
                                                        ----------   ----------

    Total current assets                                    82,786       70,291

REAL ESTATE UNDER DEVELOPMENT                                5,225        8,947
PROPERTY AND EQUIPMENT, net of accumulated
  depreciation of $121,887 and $102,378, respectively      751,521      736,254
NOTES RECEIVABLE, less current portion                       4,058        3,754
RESTRICTED CASH, less current portion                        7,994        8,150
EXCESS OF COST OVER NET ASSETS OF
  ACQUIRED ENTITIES, net of accumulated
  amortization of $25,338 and $22,863 respectively         103,303      105,775
OTHER ASSETS, net                                           90,116       92,897
                                                        ----------   ----------


                                                        $1,045,003   $1,026,068
                                                        ==========   ==========




See accompanying notes to condensed consolidated financial statements.

                           KSL RECREATION GROUP, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                            (Unaudited) (Continued)

(amounts in thousands,                                     April 30,   October 31,
except share data)                                           2000         1999
                                                          ----------   ----------
LIABILITIES AND STOCKHOLDER'S EQUITY

CURRENT LIABILITIES:
Accounts payable                                          $   12,065   $   13,411
Income taxes payable                                          10,005       10,441
Accrued liabilities                                           25,623       28,572
Accrued interest payable                                       1,508        1,642
Current portion of long-term debt                              1,000        1,000
Current portion of obligations under capital leases            1,319        1,303
Customer and other deposits                                   18,370       18,173
Deferred income and other                                      5,433        2,732
                                                          ----------   ----------

    Total current liabilities                                 75,323       77,274

LONG-TERM DEBT, less current portion                         533,000      549,000
OBLIGATIONS UNDER CAPITAL LEASES,
  less current portion                                        33,051       32,806
OTHER LIABILITIES                                              1,781        1,705
MEMBER DEPOSITS                                              110,344       92,187
DEFERRED INCOME TAXES                                         16,286       16,286

STOCKHOLDER'S EQUITY:
Common stock, $.01 par value, 25,000 shares authorized,
  1,000 outstanding                                               --           --
Additional paid-in capital                                   256,810      256,810
Retained earnings                                             18,408           --
                                                          ----------   ----------
    Total stockholder's equity                               275,218      256,810
                                                          ----------   ----------


                                                          $1,045,003   $1,026,068
                                                          ==========   ==========


See accompanying notes to condensed consolidated financial statements.

                                     KSL RECREATION GROUP, INC.

                          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                            (Unaudited)

                                                                                         For the
                                                                                     six months ended
                                                                                         April 30,
(amounts in thousands)                                                               2000         1999
                                                                                   --------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                         $ 18,408    $  10,719
Adjustments to reconcile net income to net cash provided by
  operating activities:
  Depreciation and amortization                                                      24,272       26,121
  Amortization of debt issuance costs                                                   508          498
  Provision for losses on trade receivables                                             274          282
  Deferred income taxes                                                                  --        7,200
  Provision for losses on notes receivables                                              63           --
  Minority interests in loss of subsidiary                                               --         (118)
  Loss on sale of property and equipment, net                                            58           78
  Changes in operating assets and liabilities, net of effects from investments in subsidiaries:
    Restricted cash                                                                   2,818          901
    Trade receivables                                                               (10,089)      (4,558)
    Inventories                                                                      (1,301)      (1,553)
    Prepaid expenses and other current assets                                           180       (2,061)
    Other receivables                                                                 1,486         (151)
    Notes receivable                                                                    973         (200)
    Other assets                                                                         20         (339)
    Accounts payable                                                                 (1,346)         119
    Accrued liabilities                                                              (2,949)         655
    Income taxes payable                                                               (436)          --
    Accrued interest payable                                                           (134)        (214)
    Customer and other deposits                                                         197        3,032
    Deferred income and other current liabilities                                     2,701        3,698
    Other liabilities                                                                    76          117
                                                                                   --------    ---------

      Net cash provided by operating activities                                      35,779       44,226

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of businesses, net of cash acquired                                          --     (105,149)
Purchases of property and equipment                                                 (34,031)     (22,589)
Collections on member notes receivable                                                3,138        2,282
Notes receivable from affiliate, net                                                     --         (946)
Investment in real estate under development                                           3,722       (7,205)
Proceeds from sale of property and equipment                                             --          224
                                                                                   --------    ---------


      Net cash used in investing activities                                         (27,171)    (133,383)

See accompanying notes to condensed consolidated financial statements.

                                     KSL RECREATION GROUP, INC.

                           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                       (Unaudited) (Continued)


                                                                                           For the
                                                                                       six months ended
                                                                                           April 30,
(amounts in thousands)                                                               2000         1999
                                                                                   --------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
Capital contributions from Parent                                                  $     --    $ 110,000
Revolving line of credit, net                                                       (15,000)     (18,750)
Principal payments on long-term debt and obligations
  under capital leases                                                               (1,580)      (2,434)
Debt financing costs                                                                     --          (81)
Member deposits                                                                      13,928        6,644
Member refunds                                                                       (3,894)      (1,886)
                                                                                   --------    ---------

      Net cash (used in) provided by financing activities                            (6,546)      93,493
                                                                                   --------    ---------

NET INCREASE IN CASH AND CASH
    EQUIVALENTS                                                                       2,062        4,336

CASH AND CASH EQUIVALENTS, beginning of period                                        9,369        5,248
                                                                                   --------    ---------

CASH AND CASH EQUIVALENTS, end of period                                           $ 11,431    $   9,584
                                                                                   ========    =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
  INFORMATION:
  Interest paid (net of amounts capitalized)                                       $ 24,143    $  23,179
  Income taxes paid                                                                $ 11,960    $     550

NONCASH INVESTING AND FINANCING ACTIVITIES:
Obligations under capital leases                                                   $    841    $   3,571
Notes receivable issued for member deposits                                           8,186        5,989
Assumption of debt of acquired properties                                                --      275,000
Trade-in of equipment under capital lease                                                --          517
Capital contribution of minority interest from Parent                                    --        8,868


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

     The unaudited interim condensed consolidated financial statements presented herein have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission for reporting on Form 10-Q and do not include all of the information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America. In the opinion of management, these condensed consolidated financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the Company's consolidated financial position, results of operations and cash flows. These unaudited interim condensed consolidated financial statements should be read in conjunction with the other disclosures contained herein and with the Company's audited consolidated financial statements and notes thereto contained in the Company's Form 10-K for the year ended October 31, 1999. Operating results for interim periods are not necessarily indicative of results that may be expected for the entire fiscal year. Certain reclassifications have been made in the consolidated financial statements to conform to the 2000 presentation.

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

      In June 1998, the FASB issued Statements of Financial Accounting Standards
(SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities", which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments imbedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statements of financial position and measure those instruments at fair value. The Company is required to adopt SFAS No. 133 in fiscal 2001. The Company is in the process of evaluating the adoption of this standard, but does not believe that is will have a material effect on the consolidated financial statements.

                      KSL RECREATION GROUP, INC.

         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                        (Unaudited) (Continued)
                        (amounts in thousands)


NOTE 2.  Acquisition

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

      The following are the Company's unaudited consolidated results of operations for the six months ended April 30, 2000, compared to the pro forma consolidated results of operations for the six months ended April 30, 1999, which assume the Grand Wailea transaction occurred as of November 1, 1998:


          (In thousands, except per share data)

                                                    2000       1999
                                                  --------   --------
          Revenues                                $247,852   $224,659
          Income before income taxes                29,931     14,576
          Net income                                18,408      7,414
          Net income per share                      18,408      7,414


      The unaudited pro forma results do not necessarily represent results which would have occurred if the acquisition had taken place as of the beginning of the fiscal periods presented, nor do they purport to be indicative of the results that will be obtained in the future.

NOTE 3.    Long-Term Debt and Restricted Cash

      The Company has a revolving credit line which currently allows maximum borrowings of $257,320. The Company's outstanding borrowings under the revolving credit line were $37,000 at April 30, 2000. The terms of the Company's credit facility, including the revolving credit line, contain certain financial covenants. The Company is in compliance with the required financial covenants of the credit facility and other debt instruments at April 30, 2000.

      In March 1999, the Company entered into interest rate swap agreements in which $270,000 of variable rate debt was swapped for fixed rate debt bearing a LIBOR rate of 5.57%. The agreements mature in November 2002. The amounts to be received or paid pursuant to these agreements are accrued and recognized through an adjustment to interest expense in the accompanying consolidated statements of operations over the life of the agreement. The estimated fair value of the agreements as of April 30, 2000 are $9,606.

                           KSL RECREATION GROUP, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             (Unaudited) (Continued)
                             (amounts in thousands)

NOTE 4.  Real Estate and Other Transactions

      During the six month period ended April 30, 2000, the Company sold nineteen single family detached units for $11,433. Sixty-three units have been sold out of a total of sixty-eight single family detached units that have been completed or are under construction on a site adjacent to La Quinta Resort & Club in California. An additional thirty units are planned. During the six month period ended April 30, 2000, marketing and project management expenses of $627 have been incurred by the Company with an affiliate in connection with this development.

      On September 30, 1999, the Company sold all of the common stock of its indirectly wholly-owned subsidiary KSL Fairways Golf Corporation (Fairways Golf) pursuant to a stock purchase agreement with a third party. Revenue and loss before income taxes for Fairways Golf was approximately $19,969 and $3,755, respectively, for the six month period ended April 30, 1999.

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

      Operating segment data for the three months and six months ended April 30, are as follows:

                                   For the three months ended   For the six months ended
                                             April 30,               April 30,
                                         2000        1999        2000        1999

Resort
Revenues                               $134,099   $ 125,808    $235,465   $ 212,297
Income from Operations                   37,566      32,345      51,768      41,017

Real Estate
Revenues                                  9,875         368      12,387         401
Income (loss) from Operations             1,868         (19)      2,075         (36)

Consolidated
Revenues                                143,974     126,176     247,852     212,698
Income from Operations                   39,434      32,326      53,843      40,981

      The Real Estate segments' identifiable assets were $8,451 and $13,918 at April 30, 2000 and October 31, 1999, respectively. All of the remaining assets of the Company are related to the Resort segment, other than the deferred income taxes which is considered a corporate asset and is not identifiable to either segment. Substantially all of the depreciation and amortization expense relates to the Resort segment.

                           KSL RECREATION GROUP, INC.

                  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                             (amounts in thousands)



      Three months ended April 30, 2000 (2000 Second Quarter) as compared to the three months ended April 30, 1999 (1999 Second Quarter).


      Revenues - Revenues increased by $17,798 or 14.1%, from $126,176 in the 1999 Second Quarter to $143,974 in the 2000 Second Quarter. Of this increase, $28,614 reflects the increase in revenues at operations owned in both the 2000 and 1999 Second Quarters, representing a 24.8% increase in 2000 Second Quarter revenues at these properties; real estate sales accounted for $8,555 of this increase over the 1999 Second Quarter. Overall revenue growth reflected the increase in occupied room nights of 11.5% over the 1999 Second Quarter. A decrease of $10,816 was attributable to the disposition of Fairways Golf (Disposition) on September 30, 1999.

      During the 2000 Second Quarter, the Company was engaged in ongoing capital improvements at all of its resorts, which the Company believes will add to future revenues. These capital improvements include: at Desert Resorts the ongoing construction of the Casitas single family homes and the completion of the Greg Norman clubhouse; at Doral, the completion of a member clubhouse, and the renovation of the White course by Greg Norman; and at The Claremont, completion of extensive room and common area renovations and the ongoing construction of a new spa. While management believes these capital improvements will enhance the guest experience and provide future revenue growth, their short-term impact has included some disruption in normal business levels.

      Expenses - Expenses of operations increased by $10,690, or 11.4%, from $93,850 in the 1999 Second Quarter to $104,540 in the 2000 Second Quarter. Approximately $10,159 of expenses of operations in the 1999 Second Quarter were associated with the Disposition. Continuing real estate operations accounted for an increase of $7,295 or 35.0% of the overall increase in expenses, excluding the effect of the Disposition. Excluding the effect of real estate and the Disposition, expense of resort operations increased $13,554 primarily due to business volume and expanded services, from the 1999 Second Quarter to the 2000 Second Quarter.

      Other Income (Expense) - Other income (expense) decreased $952 from net expense of $12,783 for the 1999 Second Quarter to net expense of $11,831 for the 2000 Second Quarter. Of this decrease, $1,759 related to the reduction of debt from the Disposition, offset by a slight increase in net interest expense of $807 associated with ongoing operations.

      Net Income -Net income increased by $5,268 from $11,743 in the 1999 Second Quarter to $17,011 in the 2000 Second Quarter. Excluding the Disposition, the Company's 2000 Second Quarter income before income taxes increased by $6,958 or 33.5%, as compared to the 1999 Second Quarter. Income tax expense increased by $2,780 from $7,812 for the 1999 Second Quarter to $10,592 in the 2000 Second Quarter.


      Adjusted EBITDA - Adjusted EBITDA increased by $10,847 or 21.6%, from $50,269 in the 1999 Second Quarter to $61,116 in the 2000 Second Quarter. Excluding the Disposition, Adjusted EBITDA increased by $12,367 or 26.0%. Adjusted Net Membership Deposits increased from $3,443 in the 1999 Second Quarter to $9,299 in the 2000 Second Quarter, reflecting strong membership growth at Desert Resorts and Grand Wailea.

                          KSL RECREATION GROUP, INC.

                  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                       (amounts in thousands) (continued)



      Six months ended April 30, 2000 (2000 Six Months) as compared to the six months ended April 30, 1999 (1999 Six Months).


      Revenues - Revenues increased by $35,154 or 16.5%, from $212,698 in the 1999 Six Months to $247,852 in the 2000 Six Months. Of this increase, $29,497 reflects the increase in revenues at operations owned during the full 2000 and 1999 Six Months, representing a 19.2% increase in 2000 Six Months revenues at these properties; real estate sales accounted for $11,037 of this increase over the 1999 Six Months. The remainder of the change in revenue is a $25,418 increase attributable to the acquisition of the Grand Wailea Resort Hotel & Spa (the Addition) on December 28, 1998, offset by a decrease of $19,761 attributable to the disposition of Fairways (Disposition) during fiscal year 1999.

       During the 2000 Six Months, the Company was engaged in ongoing capital improvements at all of its resorts, which the Company believes will add to future revenues. These capital improvements include: at Desert Resorts, the completion of the Greg Norman golf course and the ongoing construction of the Greg Norman clubhouse and fifty Casita style resort homes adjacent to the La Quinta Resort; at Doral, the ongoing construction of a member clubhouse and the complete rebuild of the White golf course by Greg Norman; at The Claremont, completion of extensive room and common area renovations and the ongoing construction of a new Spa; and at Grand Traverse and Lake Lanier, the completion of substantial room renovations. While management believes these capital improvements will enhance the guest experience and provide future revenue growth, their short-term impact has included some disruption in normal business levels.

      Expenses - Expenses of operations increased by $22,292 or 13.0%, from 171,717 in the 1999 Six Months to $194,009 in the 2000 Six Months. Approximately $19,024 was due to the Addition, offset by $19,967 associated with the Disposition. Real estate operations accounted for an increase of $9,432 or 42.3% of the overall increase in expenses. Excluding the effect of the Addition, Disposition and real estate, expenses of resort operations increased 11.2%, primarily due to an increase in business volume and expanded services, from the 1999 Six Months to the 2000 Six Months.

      Other Income (Expense) - Other income (expense) increased $694 from net expense of $23,218 for the 1999 Six Months to net expense of $23,912 for the 2000 Six Months. Net interest expense increased $6,267 related to debt associated with the Addition. This increase was offset by interest reductions of $3,520 and $2,053 related to the reduction of debt from the Disposition and the reduction of debt by the ongoing operations, respectively.

      Net Income - Net income increased by $7,689 from net income of $10,719 in the 1999 Six Months to a net income of $18,408 in the 2000 Six Months. Income tax expense increased from $7,162 to $11,523. Excluding the Addition and Disposition, the Company's 2000 Six Months net income was $18,914 a 28.8% increase as compared to the 1999 Six Months.


      Adjusted EBITDA - Adjusted EBITDA increased by $16,997 or 22.8%, from $74,526 in the 1999 Six Months to $91,523 in the 2000 Six Months. Excluding the effect of the Addition and Disposition, Adjusted EBITDA increased by $10,199 or 18.6%. Adjusted Net Membership Deposits increased by $6,230 or 87.8% from the 1999 Six Months.

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

      RECONCILIATIONS OF CONSOLIDATED NET INCOME TO ADJUSTED EBITDA


                                                    For the            For the
                                               Three months ended   Six months ended
                                                    April 30,           April 30,
                                                2000      1999      2000      1999
                                              -------   -------   -------   -------

  Net income                                  $17,011   $11,743   $18,408   $10,719
  Adjustments to net income:
    Income tax expense                         10,592     7,812    11,523     7,162
    Net interest expense                       11,831    12,783    23,912    23,218
    Depreciation and amortization              12,373    14,349    24,272    26,121
                                              -------   -------   -------   -------
  EBITDA                                       51,807    46,687    78,115    67,220
                                              -------   -------   -------   -------
  Adjustments to EBITDA:
    Net Membership Deposits                     9,228     3,443    13,172     7,040
    Excluded Membership Refunds                    71        --       155        57
                                              -------   -------   -------   -------
    Adjusted Net Membership Deposits            9,299     3,443    13,327     7,097
    Non-cash items                                 10       139        81       209
                                              -------   -------   -------   -------
  Adjusted EBITDA                             $61,116   $50,269   $91,523   $74,526
                                              =======   =======   =======   =======

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

                          KSL RECREATION GROUP, INC.

                  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                       (amounts in thousands) (Continued)



Liquidity and Capital Resources

     During the 2000 Six Months, cash flow provided by operating activities was $35,779 compared to $44,226 for the 1999 Six Months. This change was primarily due to decreases in depreciation and amortization of $1,849; decreases in deferred income tax of $7,200. During the 2000 Six Months, cash flow used in investing activities aggregated $27,171 for the 2000 Six Months as compared to $133,383 for the 1999 Six Months. This change was primarily due to the Company's acquisition of the Grand Wailea Resort Hotel & Spa comprising an investment of $105,149, the Company's net proceeds related to real estate under development of $10,927, and an additional $11,442 in purchases of property and equipment. Cash used in financing activities was $6,546 in the 2000 Six Months compared to $93,493 provided by financing activities in the 1999 Six Months. This change is primarily attributable to capital contributions of $110,000 associated with the purchase of Grand Wailea in the 1999 Six Months, offset by a decrease in net usage of the revolving line of credit of $3,750.

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



                          PART II. OTHER INFORMATION


Item 4.  Submission of Matters to a Vote of Security Holders

      No matters were submitted to a vote of security holders of the Company during the quarterly period ended April 30, 2000.

Item 6.  Exhibits and Reports on Form 8-K

      (a) Exhibits

       27.  (a) Financial Data Schedule for the period ended April 30, 2000.

      (b) Reports on Form 8-K

      None

                                   SIGNATURES




      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                               KSL RECREATION GROUP, INC.






Dated: June 13, 2000           By:          /s/ John K. Saer, Jr.
                                     ---------------------------------------

                                     Vice President, Chief Financial Officer
                                     and Treasurer