Form 10-Q
period 2000-07-31
KSL RECREATION GROUP INC
filed 2000-09-14
CIK 1041878

--------------------------------------------------------------------------------

                 UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                              Washington, D.C. 20549

                                     FORM 10-Q

(Mark One)

 X Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended July 31, 2000.

                                        OR

     Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from _______ to _______.

                         Commission File Number 333-31025

                            KSL RECREATION GROUP, INC.
              (Exact name of Registrant as specified in its charter)


                    Delaware                                  33-0747103
         (State or other jurisdiction of              (IRS Employer ID Number)
          incorporation or organization)


              55-880 PGA Boulevard
              La Quinta, California                             92253
      (Address of principal executive offices)                (Zip Code)


                                   760/564-8000
               (Registrant's telephone number, including area code)

                                        N/A
       (Former name, address and fiscal year, if changed since last report)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X , No .

                Shares outstanding of the Registrant's common stock
                             as of September 13, 2000
                                       1,000

                                       Class
                           Common Stock, $0.01 par value


================================================================================


                                                KSL RECREATION GROUP, INC.



INDEX
--------------------------------------------------------------------------------------------------------------------------
                                                                                                                      Page


                                              Part I. Financial Information

Item 1.  Financial Statements (unaudited)
   Condensed consolidated statements of operations for the three and nine months ended July 31, 2000 and 1999 ...........3
   Condensed consolidated balance sheets, July 31, 2000 and October 31, 1999.............................................4
   Condensed consolidated statements of cash flows for the nine months ended July 31, 2000 and 1999......................6
   Notes to condensed consolidated financial statements..................................................................8

Item 2.  Management's discussion and analysis of financial condition and results of operations..........................12

                                                Part II. Other Information

Item 4.  Submission of Matters to a Vote of Security Holders............................................................16

Item 6.  Exhibits and Reports on Form 8-K...............................................................................16

Signatures..............................................................................................................17


                                                KSL RECREATION GROUP, INC.

                                              PART I. FINANCIAL INFORMATION
                                               ITEM 1. FINANCIAL STATEMENTS

                                     CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                       (Unaudited)


                                                               For the                              For the
                                                          three months ended                   nine months ended
(amounts in thousands,                                         July 31,                            July 31,
except share and per share data)                          2000             1999               2000            1999
                                                         ------           ------              -----          ------
REVENUES:
Rooms                                                  $ 39,554        $  36,439          $ 132,010       $ 111,341
Food and beverage                                        27,902           28,686             85,515          80,942
Golf fees                                                 6,453           13,158             27,575          39,856
Dues and fees                                             5,390            8,208             15,762          23,564
Merchandise sales                                         4,614            5,082             17,043          16,406
Spa revenues                                              5,884            4,729             18,079          13,149
Other                                                    17,933           14,326             48,165          37,629
Real estate sales                                         5,480           13,972             16,913          14,368
                                                       --------        ---------          ---------       ---------
     Total revenues                                     113,210          124,600            361,062         337,255

EXPENSES:
Payroll and benefits                                     39,283           38,062            113,494         105,712
Cost of real estate                                       4,397            5,364             14,203           5,390
Other expenses                                           38,938           39,469            119,548         112,181
Depreciation and amortization                            13,804           14,736             38,076          40,857
Corporate fee                                             2,555            2,582              7,665           7,747
                                                       --------        ---------          ---------       ---------
     Total operating expenses                            98,977          100,213            292,986         271,887
                                                       --------        ---------          ---------       ---------

INCOME FROM OPERATIONS                                   14,233           24,387             68,076          65,368

OTHER INCOME (EXPENSE):
Interest income                                             253              746                858           2,141
Interest expense                                        (13,078)         (13,709)           (37,595)        (38,322)
                                                       --------        ---------          ---------       ---------
     Other expense, net                                 (12,825)         (12,963)           (36,737)        (36,181)
                                                       --------        ---------          ---------       ---------
INCOME BEFORE MINORITY
  INTERESTS AND INCOME TAXES                              1,408           11,424             31,339          29,187

MINORITY INTERESTS IN (INCOME)
  LOSS OF SUBSIDIARY                                       --               (19)               --                99
                                                       --------        ---------          ---------       ---------

INCOME BEFORE INCOME TAXES                                1,408           11,405             31,339          29,286

INCOME TAX EXPENSE                                        1,013            4,485             12,536          11,647
                                                       --------        ---------          ---------       ---------

NET INCOME                                             $    395        $   6,920          $  18,803       $  17,639
                                                       ========        =========          =========       =========

BASIC AND DILUTED EARNINGS
   PER SHARE                                           $    395        $   6,920          $  18,803       $  17,639
                                                       ========        =========          =========       =========

WEIGHTED AVERAGE NUMBER OF
   COMMON SHARES                                          1,000            1,000              1,000           1,000
                                                       ========        =========          =========       =========

See accompanying notes to consolidated financial statements.


                                                    KSL RECREATION GROUP, INC.

                                              CONDENSED CONSOLIDATED BALANCE SHEETS
                                                            (Unaudited)





(amounts in thousands,                                               July 31,            October 31,
except share data)                                                     2000                 1999
                                                                     --------             --------
ASSETS

CURRENT ASSETS:
Cash and cash equivalents                                         $      14,323      $       9,369
Restricted cash                                                           6,706             10,421
Trade receivables, net of allowance for doubtful
   receivables of $835 and $712, respectively                            26,559             21,855
Inventories                                                              14,062             12,467
Current portion of notes receivable                                       9,523              4,015
Other receivables                                                         2,462              6,048
Prepaid expenses and other current assets                                 5,182              6,116
                                                                  -------------      -------------

     Total current assets                                                78,817             70,291

REAL ESTATE UNDER DEVELOPMENT                                             3,636              8,947
PROPERTY AND EQUIPMENT, net of accumulated
   depreciation of $132,531 and $102,378, respectively                  748,395            736,254
NOTES RECEIVABLE, less current portion                                    5,795              3,754
RESTRICTED CASH, less current portion                                     7,885              8,150
EXCESS OF COST OVER NET ASSETS OF
   ACQUIRED ENTITIES, net of accumulated
   amortization of $26,572 and $22,863, respectively                    102,069            105,775
OTHER ASSETS, net                                                        88,728             92,897
                                                                  -------------      -------------

                                                                  $   1,035,325      $   1,026,068
                                                                  =============      =============



See accompanying notes to consolidated financial statements.


                                                    KSL RECREATION GROUP, INC.

                                             CONDENSED CONSOLIDATED BALANCE SHEETS
                                                     (Unaudited) (continued)



(amounts in thousands,                                               July 31,            October 31,
except share data)                                                     2000                 1999
                                                                      ------               ------
LIABILITIES AND STOCKHOLDER'S EQUITY

CURRENT LIABILITIES:
Accounts payable                                                  $       6,155      $      13,411
Income taxes payable                                                      5,843             10,441
Accrued liabilities                                                      28,030             28,572
Accrued interest payable                                                  4,825              1,642
Current portion of long-term debt                                         1,000              1,000
Current portion of obligations under capital leases                       1,068              1,303
Customer and other deposits                                              16,018             18,173
Deferred income and other                                                 5,019              2,732
                                                                  -------------      -------------

     Total current liabilities                                           67,958             77,274

LONG-TERM DEBT, less current portion                                    542,000            549,000
OBLIGATIONS UNDER CAPITAL LEASES,
   less current portion                                                  33,049             32,806
OTHER LIABILITIES                                                         1,813              1,705
MEMBERSHIP DEPOSITS                                                     117,915             92,187
DEFERRED INCOME TAXES                                                    16,286             16,286

STOCKHOLDER'S EQUITY:
Common stock, $.01 par value, 25,000 shares authorized,
   1,000 outstanding                                                       --                 --
Additional paid-in capital                                              256,304            256,810
Retained earnings                                                          --                 --
                                                                  -------------      -------------
     Total stockholder's equity                                         256,304            256,810
                                                                  -------------      -------------

                                                                  $   1,035,325      $   1,026,068
                                                                  =============      =============


See accompanying notes to consolidated financial statements.


                                                KSL RECREATION GROUP, INC.

                                     CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                       (Unaudited)

                                                                                     For the
                                                                                nine months ended
                                                                                    July 31,
(amounts in thousands)                                                        2000             1999
                                                                             ------           ------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                 $  18,803         $ 17,639
Adjustments to reconcile net income to net cash provided by
   operating activities:
   Depreciation and amortization                                              38,076           40,857
   Amortization of debt issuance costs                                           762              748
   Provision for losses on trade receivables                                     384              400
   Deferred income taxes                                                        --             11,675
   Provision for losses on notes receivables                                     128             --
   Minority interests in loss of subsidiary                                     --               (118)
   Loss on sale of property and equipment, net                                   247              184
   Gain on sales of land, net                                                   --             (8,309)
   Changes in operating assets and liabilities, net of effects from investments in subsidiaries:
     Restricted cash                                                           3,980            2,839
     Trade receivables                                                        (5,088)          (1,221)
     Inventories                                                              (1,595)          (1,721)
     Prepaid expenses and other current assets                                 4,520           (3,732)
     Notes receivable                                                            922             (173)
     Other assets                                                                 27               22
     Accounts payable                                                         (7,256)            (516)
     Accrued liabilities                                                        (542)           1,833
     Income taxes payable                                                     (4,598)            --
     Accrued interest payable                                                  3,183            3,185
     Customer and other deposits                                              (2,155)             958
     Deferred income and other current liabilities                             2,288            5,243
     Other liabilities                                                           108              175
                                                                           ---------         --------

       Net cash provided by operating activities                              52,194           69,968

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of businesses, net of cash acquired                                 --           (105,149)
Purchases of property and equipment                                          (44,295)         (39,623)
Collections on member notes receivable                                         4,930            3,304
Notes receivable from affiliate, net                                            --             (1,441)
Proceeds from (investment in) real estate under development                    5,311           (8,947)
Proceeds from sales of land, net                                                  77            9,125
Proceeds from sale of property and equipment                                     655              214
                                                                           ---------         --------

       Net cash used in investing activities                                 (33,322)        (142,517)

See accompanying notes to consolidated financial statements.



                                                KSL RECREATION GROUP, INC.

                                       CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                 (Unaudited) (continued)


                                                                                     For the
                                                                                nine months ended
                                                                                    July 31,
(amounts in thousands)                                                        2000             1999
                                                                             ------           ------

CASH FLOWS FROM FINANCING ACTIVITIES:
(Dividends and return of capital to) capital contributions from Parent    $  (19,309)       $ 110,000
Revolving line of credit, net                                                 (6,000)         (28,550)
Principal payments on long-term debt and obligations
   under capital leases                                                       (1,833)          (3,184)
Debt financing costs                                                            --                (81)
Member deposits                                                               19,046            9,921
Member refunds                                                                (5,822)          (2,827)
                                                                          ----------        ---------

       Net cash (used in) provided by financing activities                   (13,918)          85,279
                                                                          ----------        ---------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                      4,954           12,730

CASH AND CASH EQUIVALENTS, beginning of period                                 9,369            5,248
                                                                          ----------        ---------

CASH AND CASH EQUIVALENTS, end of period                                  $   14,323        $  17,978
                                                                          ==========        =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
   INFORMATION:
   Interest paid (net of amounts capitalized)                             $   33,651        $  33,241
                                                                          ==========        =========
   Income taxes paid                                                      $   16,034        $     550
                                                                          ==========        =========

NONCASH INVESTING AND FINANCING ACTIVITIES:
Obligations under capital leases                                          $      841        $   3,913
Notes receivable issued for member deposits                                   12,505            8,006
Note receivable issued for sales of assets                                     1,100             --
Assumption of debt of acquired properties                                       --            275,000
Trade-in of equipment under capital lease                                       --                517
Capital contribution of minority interest from Parent                           --              9,178
Foreclosure on note receivable, golf course facility acquired                   --              1,821


See accompanying notes to consolidated financial statements.

                            KSL RECREATION GROUP, INC.

               NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                    (Unaudited)
                              (amounts in thousands)


NOTE 1.  Organization and Accounting Policies


     KSL Recreation Group, Inc. and its subsidiaries (collectively, the Company) are engaged in the ownership and management of resorts, spas, golf courses, private clubs, and activities related thereto.

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

      The following are the Company's unaudited consolidated results of operations for the nine months ended July 31, 2000, compared to the pro forma consolidated results of operations for the nine months ended July 31, 1999, which assume the Grand Wailea transaction occurred as of November 1, 1998:

             (In thousands, except per share data)
                                                        2000         1999
Revenues                                              $361,062     $349,230
Income before income taxes                              31,339       25,981
Net income                                              18,803       14,334
Net income per share                                    18,803       14,334

      The unaudited pro forma results do not necessarily represent results which would have occurred if the acquisition had taken place as of the beginning of the fiscal periods presented, nor do they purport to be indicative of the results that will be obtained in the future.

NOTE 3. Long-term Debt and Restricted Cash

      The Company has a revolving credit line which currently allows maximum borrowings of $257,320. The Company's outstanding borrowings under the revolving credit line were $46,000 at July 31, 2000. Borrowings under the credit facility bear interest at either Prime plus 0.125% or LIBOR plus 0.625% (approximately 7.25% at July 31, 2000). The terms of the Company's credit facility, including the revolving credit line, contain certain financial covenants. The Company is in compliance with the required financial covenants of the credit facility and other debt instruments at July 31, 2000.

      In March 1999, the Company entered into interest rate swap agreements in which $270,000 of variable rate debt was swapped for fixed rate debt bearing a LIBOR rate of 5.57%. The agreements mature in November 2002. The amounts to be received or paid pursuant to these agreements are accrued and recognized through an adjustment to interest expense in the accompanying consolidated statements of operations over the life of the agreement. The estimated fair value of the agreements as of July 31, 2000 is $7,586.

                            KSL RECREATION GROUP, INC.

               NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              (Unaudited) (continued)
                              (amounts in thousands)

NOTE 4.  Real Estate and Other Transactions

      During the nine month period ended July 31, 2000, the Company sold twenty-six single family detached units (Casitas) for $16,811. Sixty-eight Casitas have been completed and sold on a site adjacent to La Quinta Resort & Club in California. A remaining thirty Casitas are planned on the site and are currently under construction. During the nine month period ended July 31, 2000, the Company incurred marketing and project management expenses of $1,074 to an affiliate in connection with this development.

      On September 30, 1999, the Company sold all of the common stock of its indirectly wholly-owned subsidiary KSL Fairways Golf Corporation (Fairways Golf) pursuant to a stock purchase agreement with a third party. Revenue and loss before income taxes for Fairways Golf were approximately $35,802 and $2,832, respectively, for the nine month period ended July 31, 1999.

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

      Operating segment information for the three and nine months ended July 31, are as follows:

                                   For the three months ended      For the nine months ended
                                               July 31,                         July 31,
                                               ---------                        --------
                                         2000           1999              2000           1999
                                         ----           ----              ----           ----
Resort
Revenues                              $107,418       $120,115          $342,883       $332,369
Income from Operations                  13,144         23,973            64,912         64,990

Real Estate
Revenues                                 5,792          4,485            18,179          4,886
Income from Operations                   1,089            414             3,164            378

Consolidated
Revenues                               113,210        124,600           361,062        337,255
Income from Operations                  14,233         24,387            68,076         65,368

     The Real Estate segments' identifiable assets were $3,937 and $13,918 at July 31, 2000 and October 31, 1999, respectively. All of the remaining assets of the Company are related to the Resort segment, other than the deferred income taxes which is considered a corporate asset and is not identifiable to either segment. Substantially all of the depreciation and amortization expense relates to the Resort segment.

                             KSL RECREATION GROUP, INC.

               NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              (Unaudited) (continued)
                              (amounts in thousands)

NOTE 6.  Dividends


      In June 2000, the Company's Board of Directors declared a cash dividend and return of capital of $19,309 to KSL Recreation Corporation ("Parent"), which was paid in July 2000.

                            KSL RECREATION GROUP, INC.

                   ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
                 OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                              (amounts in thousands)

      Three months ended July 31, 2000 ("2000 Third Quarter") as compared to the three months ended July 31, 1999 ("1999 Third Quarter").


     Revenues - Revenues decreased by $11,390 or 9.1%, from $124,600 in the 1999 Third Quarter to $113,210 in the 2000 Third Quarter. The decrease can be attributed to the disposition of Fairways Golf (the "Disposition") on September 30, 1999. The disposition resulted in a decrease of $15,815 in revenue in the 2000 Third Quarter as compared to the 1999 Third Quarter. The decrease in quarter over quarter revenue can also be attributed to lower real estate sales in the 2000 Third Quarter. During this period real estate sales were $5,480 as compared to $13,972 in the 1999 Third Quarter. (Real estate sales in the 1999 Third Quarter included the sale of a ten-acre parcel of land near the Doral Resort and Spa for $9,500.) The revenue decreases from the disposition and lower real estate sales were offset by increases of $12,917 or 13.6% at resort operations owned in both the 2000 Third Quarter and the 1999 Third Quarter.

      During the 2000 Third Quarter, the Company was engaged in ongoing capital improvements at several of its resorts, which the Company believes will add to future revenues. These capital improvements include: at Desert Resorts the ongoing construction of the Casitas single family homes; at Doral, the renovation of the White course by Greg Norman; and at the Claremont, the ongoing construction of a new spa. While management believes these capital improvements will enhance the guest experience and provide future revenue growth, their short-term impact has included some disruption in normal business levels.

      Expenses - Expenses of operations decreased by $1,236, or 1.2%, from $100,213 in the 1999 Third Quarter to $98,977 in the 2000 Third Quarter. Approximately $12,902 of expenses of operations in the 1999 Third Quarter were associated with the Disposition. Continuing real estate operations accounted for a decrease of $967 due primarily to the lower real estate sales discussed above. Excluding the effect of real estate and the Disposition, expenses of resort operations increased $12,613 or 15.5% primarily due to business volume and expanded services from the 1999 Third Quarter to the 2000 Third Quarter.

      Other Income (Expense) Other income (expense) decreased by $138 from net expense of $12,963 for the 1999 Third Quarter to net expense of $12,825 for the 2000 Third Quarter. Interest expense decrease $1,788 related to the reduction of debt from the Disposition. This decrease was offset by an increase in net interest expense of $1,650 due primarily to higher interest rates on outstanding borrowings on the Company's credit facility in the 2000 Third Quarter.

      Net Income - Net income decreased by $6,525 from $6,920 in the 1999 Third Quarter to $395 in the 2000 Third Quarter. Excluding the Disposition, the Company's 2000 Third Quarter income before income taxes decreased $9,997 from the 1999 Third Quarter. Income tax expense decreased by $3,472 from $4,485 for the 1999 Second Quarter to $1,013 to the in the 2000 Third Quarter.

     Adjusted  EBITDA -  Adjusted  EBITDA  decreased  by $9,279  or 21.7%,  from
$42,786 in the 1999 Third Quarter to $33,507 in the 2000 Third Quarter. Adjusted EBITDA for the 1999 Third Quarter includes a gain of $8,000 on the sale of a ten-acre parcel of land near the Doral Resort and Spa as well as Adjusted EBITDA related to the Disposition of $4,956. Excluding these two components. Adjusted EBITDA in the 2000 Third Quarter increased 12.3% from the 1999 Third Quarter. Adjusted Net Membership Deposits increased from $3,492 in the 1999 Third Quarter to $5,092 in the 2000 third quarter, reflecting strong membership growth at Desert Resorts and Grand Wailea.

                           KSL RECREATION GROUP, INC.

                   ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
                 OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                       (amounts in thousands) (continued)



      Nine months ended July 31, 2000 ("2000 Nine Months") as compared to the nine months ended July 31, 1999 ("1999 Nine Months").


      Revenues - Revenues increased by $23,807 or 7.1%, from $337,255 in the 1999 Nine Months to $361,062 in the 2000 Nine Months. Of this increase, $26,846 reflects the increase in revenues at operations owned during the 2000 Nine Months and the 1999 Nine months, representing an 11.4% increase in the 2000 Nine Months revenues at these properties; real estate sales accounted for $2,545 of this increase over the 1999 Nine Months. (Real estate sales in the 1999 Nine Months included the sale of a ten-acre parcel of land near the Doral Resort and Spa for $9,500.) The remainder of the change in revenue is a $32,539 increase attributable to the acquisition of the Grand Wailea Resort Hotel & Spa (the "Addition") on December 28, 1998, offset by a decrease of $35,578 attributable to the Disposition.

       During the 2000 Nine Months, the Company was engaged in ongoing capital improvements at all of its resorts, which the Company believes will add to future revenues. These capital improvements include: at Desert Resorts, the completion of the Greg Norman golf course and the ongoing construction of the Greg Norman clubhouse and ninety-eight Casita style resort homes adjacent to the La Quinta Resort: at Doral, the completion of a member clubhouse and the complete rebuild of the White golf course by Greg Norman; at The Claremont, completion of extensive room and common area renovations and the ongoing construction of a new spa; and at Grand Traverse and Lake Lanier, the completion of substantial room renovations. While management believes these capital improvements will enhance the guest experience and provide future revenue growth, their short-term impact has included some disruption in normal business levels.

      Expenses - Expenses of operations increased by $21,099 or 7.8%, from $271,887 in the 1999 Nine Months to $292,986 in the 2000 Nine Months. An increase of approximately $23,492 was due to the Addition, offset by $32,687 associated with the Disposition. Real estate operations accounted for an increase of $8,465 in operating expenses. Excluding the effect of the Addition, Disposition and real estate, expenses of resort operations increased 16.1%, primarily due to an increase in business volume and expanded services, from the 1999 Nine Months to the 2000 Nine Months.

      Other Income (Expense) - Other income (expense) increased $556 from net expense of $36,181 for the 1999 Nine Months to net expense of $36,737 for the 2000 Nine Months. Net interest expense increased $7,702 related to debt associated with the Addition. This increase was offset by interest reductions of $5,308 and $1,838 related to the reduction of debt from the Disposition and the reduction of debt by the ongoing operations, respectively.

      Net Income - Net income increased by $1,164 from net income of $17,639 in the 1999 Nine Months to net income of $18,803 in the 2000 Nine Months. Income tax expense increased from $11,647 to $12,536. Excluding the Addition and Disposition, the Company's 2000 Nine Months net income was $19,568 an 8.9% decrease as compared to the 1999 Nine Months.

     Adjusted EBITDA - Adjusted EBITDA increased by $7,718 or 6.6%, from $117,312 in the 1999 Nine Months to $125,030 in the 2000 Nine Months. Adjusted EBITDA included a gain of $8,000 on the sale of a ten-acre parcel of land near Doral Resort and Spa as well as Adjusted EBITDA related to the Disposition of $9,101. Excluding these two components as well as the impact of the Addition, Adjusted EBITDA in the 2000 Nine Months increased 13.6% from the 2000 Nine Months. Adjusted Net Membership Deposits increased by $7,830, or 74.9% from the 1999 Nine Months.

                             KSL RECREATION GROUP, INC

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

         RECONCILIATIONS OF CONSOLIDATED NET INCOME (LOSS) TO ADJUSTED EBITDA

                                                                For the                       For the
                                                          Three Months ended            Nine months ended
                                                                July 31,                      July 31,
                                                          2000           1999           2000           1999
                                                          ----           ----           ----           ----
   Net income (loss)                                 $      395     $    6,920      $  18,803      $  17,639
   Adjustments to net income (loss):
     Income tax expense                                   1,013          4,485         12,536         11,647
     Net interest expense                                12,825         12,963         36,737         36,181
     Depreciation and amortization                       13,804         14,736         38,076         40,857
                                                     ----------     ----------      ---------      ---------
   EBITDA                                                28,037         39,104        106,152        106,324
                                                     ----------     ----------      ---------      ---------
   Adjustments to EBITDA:
     Net Membership Deposits                              4,982          3,358         18,154         10,398
     Excluded Membership Refunds                            110            134            265            191
                                                     ----------     ----------      ---------      ---------
     Adjusted Net Membership Deposits                     5,092          3,492         18,419         10,589
     Non-cash items                                         378            190            459            399
                                                     ----------     ----------      ---------      ---------

   Adjusted EBITDA                                   $   33,507     $   42,786      $ 125,030      $ 117,312
                                                     ==========     ==========      =========      =========

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

                              KSL RECREATION GROUP, INC.

                     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                        (amounts in thousands) (continued)


Liquidity and Capital Resources

      During the 2000 Nine Months, cash flow provided by operating activities was $52,194 compared to $69,968 for the 1999 Nine Months. This change was primarily due to decreases in deferred income taxes and income taxes payable of $16,273, decreases in accounts payable of $6,740 and increases in accounts receivable of $3,867; offset by decreases in prepaid expenses and other current assets of $8,252. During the 2000 Nine Months, cash flow used in investing activities aggregated $33,322 as compared to $142,517 for the 1999 Nine Months. This change was primarily due to the Addition comprising a cash investment of $105,149 in the 1999 Nine Months. The change in cash used in investing activities can also be attributed to the Company's net proceeds of $5,311 related to real estate under development in the 2000 Nine Months compared to a net investment of $8,947 in the 1999 Nine Months. In addition, the Company invested $44,295 in property and equipment in the 2000 Nine Months compared to $39,623 in the 1999 Nine Months. Cash used in financing activities was $13,918 in the 2000 Nine Months as compared to $85,279 of cash provided by financing activities in the 1999 Nine Months. This change is primarily due to a capital contribution of $110,000 associated with the purchase of Grand Wailea in the 1999 Nine Months. In the 2000 Nine Months, dividends and return of capital totaling $19,309 were paid to the Parent. Additionally, borrowings under the revolving credit facility were decreased by a net $6,000 in the 2000 Nine Months. These cash uses were offset by a $19,046 increase in member deposits in the 2000 Nine Months.

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

                              PART II. OTHER INFORMATION


Item 4.  Submission of Matters to a Vote of Security Holders

      No matters were submitted to a vote of security holders of the Company during the quarterly period ended July 31, 2000.


Item 6.  Exhibits and Reports on Form 8-K

(a)   Exhibits

      27.  (a) Financial Data Schedule for the period ended July 31, 2000.

(b)   Reports on Form 8-K

           The Company filed one Current Report on Form 8-K during the quarter ended July 31, 2000, dated June 22, 2000, reporting the declaration and payment of a cash dividend to KSL Recreation Corporation.

                                    SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                         KSL RECREATION GROUP, INC.




Dated: September 14, 2000       By:             /s/ John K. Saer, Jr.
                                    ----------------------------------------
                                     Vice President, Chief Financial Officer
                                             and Treasurer