Form 10-K
period 2000-10-31
KSL RECREATION GROUP INC
filed 2001-01-29
CIK 1041878

                                    FORM 10-K
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549



[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934
                   For the fiscal year ended October 31, 2000
                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934
            For the transition period from __________ to  __________

                       Commission File Number - 333-31025


                           KSL RECREATION GROUP, INC.
             (Exact name of registrant as specified in its charter)


              DELAWARE                                  33-0747103
---------------------------------------        ----------------------------
   (State or other jurisdiction of                   (I.R.S. Employer
    incorporation or organization)                Identification Number)

        5-880 PGA BOULEVARD
       LA QUINTA, CALIFORNIA                              92253
---------------------------------------        ----------------------------
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

The number of shares of common stock ($.01 par value) outstanding at January 29, 2001 was 1,000 shares.

DOCUMENTS INCORPORATED BY REFERENCE:  None

                                      INDEX

                                                                                                                  PAGE
Part I.
Item 1.    Business.................................................................................................3
Item 2.    Properties...............................................................................................8
Item 3.    Legal Proceedings........................................................................................8
Item 4.    Submission of Matters to a Vote of Security Holders......................................................8

Part II.
Item 5.    Market for the Registrant's Common Equity and Related Stockholder Matters................................9
Item 6.    Selected Financial Data..................................................................................9
Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations...................10
Item 7a.   Quantitative and Qualitative Disclosures About Market Risk..............................................15
Item 8.    Financial Statements and Supplementary Data.............................................................16
Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure....................36

Part III.
Item 10.   Directors and Executive Officers........................................................................36
Item 11.   Executive Compensation..................................................................................39
Item 12.   Security Ownership of Certain Beneficial Owners and Management..........................................43
Item 13.   Certain Relationships and Related Transactions..........................................................44

Part IV.
Item 14.   Exhibits, Financial Statement Schedules and Reports on Form 8-K.........................................46

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

                                     PART I.

ITEM 1.  BUSINESS

GENERAL

KSL Recreation Group, Inc. was incorporated on March 14, 1997, under the laws of the State of Delaware. KSL Recreation Group, Inc., together with its subsidiaries (the "Company"), is involved in two operating segments, Resort and Real Estate, which represented 96% and 4%, respectively of revenues, in fiscal 2000. The Resort segment has engaged in service-based recreation through the ownership and management of resorts, spas, golf courses, private clubs, and activities related thereto. The Company's Resort operations currently include:
(i) La Quinta Resort & Club ("La Quinta") and PGA WEST ("PGA WEST"), located in the Palm Springs, California area, which together, constitute the Company's "Desert Resorts" operations; (ii) Doral Golf Resort and Spa ("Doral"), located near Miami, Florida; (iii) a hotel and recreational complex known as Lake Lanier Islands ("Lake Lanier") located on Lake Lanier near Atlanta, Georgia; (iv) Grand Traverse Resort and Spa ("Grand Traverse"), located in the northwest portion of the lower peninsula of Michigan; (v) The Claremont Resort & Spa ("The Claremont"), located near Berkeley, California; and (vi) the Grand Wailea Resort Hotel & Spa ("Grand Wailea"), located in Maui, Hawaii. The Resort segment's operations comprise numerous interrelated services, including lodging, conference services, corporate and individual guest hospitality programs and facilities, food and beverage, private and resort golf operations, spas, club membership programs, entertainment and athletic focused special events. The Real Estate segment develops and sells real estate in and around the Company's Resort operations. The Real Estate operations exist to support and enhance growth of the Company's Resort operations.

The Company is wholly owned by KSL Recreation Corporation (the "Parent"), a Delaware corporation incorporated on May 19, 1993, of which approximately 97.8% of the common stock as of October 31, 2000, (89.0% on a fully diluted basis) is owned by partnerships formed at the direction of Kohlberg Kravis Roberts & Co., L.P. ("KKR"). Shortly after the Company's formation in March 1997, the subsidiaries of the Parent which owned Desert Resorts and Doral, and managed Lake Lanier, became wholly owned subsidiaries of the Company. Additional wholly owned subsidiaries of the Company have been formed in connection with subsequent acquisitions.

In December 2000, the Company, through a subsidiary, purchased substantially all of the assets and certain liabilities of the Arizona Biltmore Resort & Spa, a 730-room resort, for approximately $335 million, including the assumption of an approximate $59.4 million mortgage and excluding a working capital adjustment of $8.3 million and estimated transaction costs of $5.3 million.

DESERT RESORTS

Desert Resorts is located in La Quinta, California, a golf and recreation destination near Palm Springs, California. Since the acquisition of Desert Resorts in December 1993, the Company has invested approximately $78 million in facilities-related improvements, initiated measures designed to enhance and expand the revenue base, and introduced numerous operating efficiencies.

Desert Resorts includes La Quinta, formerly known as the La Quinta Hotel, which opened in 1926. La Quinta currently offers 622 "casita"-style hotel rooms (Spanish-style cottages) spread over approximately 45 acres of grounds, featuring indigenous architecture and a campus-like setting, and caters to corporate groups, individual guests and recreation enthusiasts. Desert Resorts also includes PGA WEST, which together with La Quinta encompass approximately 1,490 acres, nine championship 18-hole golf courses, including the Greg Norman course which opened in December 1999, six clubhouses, several restaurants, 19,500 square feet of retail space, 42 hard, clay and grass tennis courts, 66,000 square feet of conference facilities, 25 swimming pools, 38 spas/hot tubs and the 23,000 square foot Spa La Quinta, which includes 48 treatment rooms, a salon, retail store, and extensive spa programming.

Both La Quinta's and PGA WEST's private club operations provide golf and tennis facilities, golf and tennis instruction, fitness facilities, special events, and dining and social activities to their members. A full golf membership at La Quinta currently requires an $85,000 deposit, which is fully refundable in thirty years (or sooner under certain circumstances), and annual golf dues of $6,300. A full golf membership at PGA WEST currently requires a $90,000 deposit, which is fully refundable in thirty years (or sooner under certain circumstances), and annual golf dues of $6,960.

In 1999 and 2000, Desert Resorts sold 68 homes for approximately $41 million in the first three phases of its development of ninety-eight single-family "casitas" homes adjacent to La Quinta (the "La Quinta Resort Homes"). The fourth phase of this development of luxury homes is currently under construction. This development is expected to represent a total investment by Desert Resorts of approximately $48.6 million, of which $34.7 million was incurred through October 31, 2000. Approximately 61 of the La Quinta Resort Homes are currently in Desert Resorts' rental program.

DORAL

Doral is a golf destination resort located approximately fifteen miles from downtown Miami, Florida and approximately ten miles from Miami International Airport. Since the acquisition of Doral in December 1993, the Company has invested approximately $79 million in capital improvements, has broadened and improved the numerous revenue sources at the resort and has introduced significant operating efficiencies.

Doral includes 645 hotel rooms, approximately 75,000 square feet of conference space, approximately 15,100 square feet of retail space; five championship 18-hole golf courses including the complete renovation of the White Course by Greg Norman which reopened as "The Great White Course" in February, 2000; the "Blue Monster" golf course, the Silver Course, which reopened in the fall of 1998 after extensive renovation by golf professional and designer Jerry Pate; and the Gold Course, which was rebuilt under the direction of golf professional and designer Raymond Floyd; the Doral Golf Learning Center, operated by noted instructor Jim McLean; four restaurants; the Arthur Ashe Tennis Center, featuring ten courts; the Blue Lagoon, a water feature and pool facility, and a private club members' facility that opened in March, 2000.

Facilities at Doral also include the Spa at Doral, which includes 48 guest suites, approximately 85,000 square feet of fitness and spa facilities, 52 treatment rooms, three swimming pools, two saunas and one restaurant. The Spa at Doral offers a variety of services, including personal fitness training, massage therapy, health and beauty amenities, stress reduction and nutrition training.

Members of Doral's private club are provided use of the resort's golf, tennis and fitness facilities; golf and tennis instruction; special events; dining and social activities. A full golf membership at Doral currently requires a $23,500 deposit which is fully refundable in thirty years (or sooner under certain circumstances), and annual dues of approximately $4,428.

LAKE LANIER

Lake Lanier is a regional destination resort and recreational complex comprised of 1,041 acres located approximately 45 miles northeast of downtown Atlanta, Georgia. It is situated on Lake Lanier, an approximately 38,000-acre lake with approximately 520 miles of shoreline and extensive lakeside primary and secondary homes. It is subleased from a government agency of the State of Georgia (which leases it from the U.S. Army Corps of Engineers) under a fifty-year sublease commencing August 1997.

Lake Lanier features a 216-room hotel, 22,500 square feet of conference space, three retail outlets, three restaurants, a swimming pool, a golf course, three tennis courts, beach and water park facilities, a boat rental operation including group boats, houseboats, and ski boats, a 2,000 seat outdoor amphitheater, riding stables, campgrounds and pavilions and 30 two-bedroom lake house rental units. Lake Lanier renovated all of its hotel rooms during 2000.

GRAND TRAVERSE

Grand Traverse is a regional destination resort located in the northwest portion of the lower peninsula of Michigan, approximately six miles from Traverse City, Michigan. The Resort covers over 1,000 acres and features a 426-room hotel, approximately 55,000 square feet of conference space, three championship 18-hole golf courses, a 22,000 square foot clubhouse, an 11,000 square foot spa, nine tennis courts, three swimming pools, three restaurants, approximately 73,000 square feet of fitness facilities, approximately 23,000 square feet of retail space and a private club operation. One of Grand Traverse's three courses, "The Bear," was designed by golf professional and designer Jack Nicklaus. Another championship 18-hole golf course, "The Wolverine", was designed by professional golfer and golf course designer Gary Player. Grand Traverse also operates a condominium-leasing program comprised of approximately 234 rental units.

Grand Traverse's private club operation provides golf, tennis and fitness facilities, sports instruction, special events, dining and social activities to its members. A full golf membership at Grand Traverse currently requires a $13,500 deposit which is fully refundable in thirty years (or sooner under certain circumstances), and annual dues of approximately $2,280.

THE CLAREMONT

In April 1998, the Company acquired The Claremont, a historic 279-room hotel located near Berkeley, California. Located on approximately twenty-two acres, its amenities include four restaurants, approximately 32,000 square feet of meeting space, two pools, ten tennis courts, and fitness facilities. In addition, The Claremont recently completed a new 15,000 square foot European style spa with 43 treatment rooms. During 2000, The Claremont completed extensive room and common area renovations. The Claremont's private club membership currently requires a $9,500 deposit, which is fully refundable in thirty years (or sooner under certain circumstances), and annual dues ranging from $2,940 to $3,900.

GRAND WAILEA

In December 1998, the Company acquired Grand Wailea Resort Hotel & Spa, located in Maui, Hawaii. It comprises forty acres situated close to the base of south Maui's Mount Haleakala, and includes elaborate pools, grottos and waterslides reflecting its island surroundings. The resort features 779 luxury hotel rooms and guest suites, six restaurants, twenty-two banquet and meeting rooms totaling 81,000 square feet, expansive water feature and pool facilities, a wedding chapel, and a complete 50,000 square foot European-style spa and fitness center, the largest of its kind in Hawaii.

Grand Wailea currently offers memberships which offer member programs, room upgrade offers, and preferred room rates to its members. Members are encouraged to plan their visits during the resort's low demand periods based on reservation eligibility, blackout periods, special activities and programming. These memberships currently require a deposit of up to $10,000 depending on the type of membership and annual dues ranging from $100 to $2,400. The deposits are fully refundable in thirty years (or sooner under certain circumstances).

MARKETING AND SALES PROGRAMS

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

To effectively position its operations, the Company's operating subsidiaries use a number of marketing strategies and distribution channels. The marketing function is largely decentralized to allow managers who are most familiar with the guest or member population and with the specific property to play an active role in developing the appropriate marketing strategy. The Company uses a combination of print media, direct mail, internet, telemarketing, local and national public relations, to develop market awareness and brand positioning, and to market golf, lodging, memberships, food and beverage and special events to targeted consumers. Although specific marketing activities are largely decentralized, the Company's corporate office develops and implements national marketing and promotional programs, controls trademarks and trademark licensing agreements, conducts public relations and engages advertising agencies, coordinates communications with media sources, and develops video materials, interactive CDs, and Internet Web sites.

While the Company's customer base varies by resort (as discussed in the "Customers" section below), a significant portion of resort revenues are derived from corporate and other group business. The Company uses a national sales force to develop corporate and other group business for the resort facilities by focusing on identifying, obtaining and maintaining corporate and other group business through direct relationships with these accounts and through third party meeting managers. The Company has regional sales offices in the following markets: greater New York City, New Jersey and Connecticut; Washington D.C.; Chicago, Illinois; Atlanta, Georgia; Los Angeles, San Francisco and Corona, California; Detroit, Michigan; and Reston, Virginia.

CUSTOMERS

The Company's operations attract a broad range of customers. The customers typically include frequent independent travelers ("FIT" guests), corporate and other group participants as well as active users of recreational services. At Desert Resorts, Doral and Grand Wailea, the customers are drawn from an international, national and regional customer base and typically exhibit the higher spending patterns of affluent corporate and leisure travelers. Desert Resorts' private clubs attract members and non-member guests on a national scale, with higher concentrations of customers from southern California. The private club at Doral typically attracts local corporate and individual golf and fitness enthusiasts.

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

The Claremont draws customers largely from affluent corporate guests visiting the San Francisco Bay area and surrounding communities, including Silicon Valley. The Claremont's private club appeals to and attracts local spa and fitness enthusiasts.

CERTAIN FACTORS AFFECTING RESORTS

The Company currently operates resorts in five states, and may experience natural conditions, which are beyond its control (such as periods of extraordinarily dry, wet, hot and cold weather, or unforeseen natural events such as hurricanes, fires, floods, severe storms, tornadoes or earthquakes). These conditions may occur at any time and may have a significant impact on the condition and availability of its resort amenities and room base.

CERTAIN UNINSURED RISKS

The Company currently carries comprehensive liability, fire, flood (for certain resorts) and extended coverage insurance with respect to its resorts and all of the golf courses owned with policy specifications and insured limits and deductibles customarily carried for similar properties. There are, however, certain types of losses (such as those losses incurred as a result of earthquakes, which are of particular concern with respect to Desert Resorts and The Claremont, or hurricanes, which are of particular concern with respect to Doral and Grand Wailea) which may be either uninsurable, only partially insurable or not economically insurable. As a result, in the event of such a loss, the Company could lose all or a significant portion of both its capital invested in, and anticipated profits from, one or more of the Company's resorts and/or certain resort amenities.

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

Golf courses at the Company's resorts compete for players and members with other golf courses located in the same geographic areas. The Company's golf courses compete based on the overall quality of their facilities (including the quality of its customer service), the maintenance of their facilities, available amenities, location and overall value. The number and quality of golf courses in a particular area could have a material effect on the revenue from the Company's membership programs, which could in turn affect the Company's financial performance and results of operations. There can be no assurance that continued construction of competing facilities, or renewed or strong and sustained interest in existing competing facilities, will not adversely affect the Company's future financial performance.

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

RELIANCE ON KEY PERSONNEL

The operations of the Company are dependent on the continued efforts of senior management, in particular Michael S. Shannon, the Company's President and Chief Executive Officer. There are no employment agreements between the Company and the members of its senior management, except E.D. Bryant, the Company's Vice President of Direct Marketing and Sales. There can be no assurance that members of the Company's senior management will continue in their present roles, and should any of the Company's senior managers be unable or choose not to do so, the Company's prospects could be adversely affected.

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

KSL Land Corporation and its subsidiaries ("KSL Land"), an affiliate of the Company, has in the past made royalty payments attributable to sales of residential units. Third party acquirors of land at PGA WEST have agreed to make PGA royalty payments (through KSL Land) upon the closing of each residential unit. KSL Land is expected to continue to pay the royalty payments in the future; however, KSL Land has not agreed in writing to do so, is not controlled by the Company and no assurance can be given that KSL Land will pay any future royalty owing under the PGA License Agreement. Failure to comply with the terms of the PGA License Agreement, including any failure to pay royalties arising out of sales of residential units by KSL Land, could result in the payment of monetary damages by the Company. Such occurrence could have a material adverse affect on the Company.

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

KSL Grand Wailea Resort, Inc. owns certain trademarks which are integral to its business and operations. The most significant of these include Grand Wailea Resort Hotel & Spa (words and design) and Spa Grande. Such trademarks are currently registered in the State of Hawaii and with the United States Patent and Trademark Office.

EMPLOYEES

For the year ended October 31, 2000, the Company employed approximately 7,000 persons during its peak seasons and approximately 6,000 persons during its off-peak seasons. In addition, the Parent employs approximately 45 persons who render services in connection with the Company's operations at its corporate headquarters. The Company believes that its employee relations are good. Other than at The Claremont and Grand Wailea, none of the Company's employees is represented by a labor union. At The Claremont, three unions represent approximately 51% of employees. At Grand Wailea, one union represents approximately 76% of Grand Wailea's employees.

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

ITEM 2. PROPERTIES

   PROPERTIES                               CITY/STATE                                  OWNED/LEASED
   Desert Resorts
     La Quinta Resort & Club                La Quinta, California                       Owned
     PGA WEST                               La Quinta, California                       Owned

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

         In December 2000, the Corporation acquired, through a subsidiary, the Arizona Biltmore Resort & Spa, located in Phoenix, Arizona. With the exception of a very small portion of this property that is under a long-term ground lease, the Arizona Biltmore is owned by the acquiring subsidiary of the Company.

ITEM 3.  LEGAL PROCEEDINGS

         The Company is involved in certain legal proceedings generally incidental to its normal business activities. Management of the Company does not believe that the outcome of any of these proceedings will have a material adverse affect on the Company's consolidated financial position, results of operations or cash flows.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of stockholders during the fourth quarter of fiscal year 2000.

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

                                                            (IN THOUSANDS, EXCEPT RATIOS, SHARE AND PER SHARE AMOUNTS)
                                                                              YEAR ENDED OCTOBER 31,

                                                             2000         1999(1)       1998(2)       1997(3)        1996
                                                             ----         -------       -------       -------        ----
   Revenue:
        Resort.........................................    $ 447,659     $ 419,304     $ 296,978     $ 226,633     $ 183,122
        Real estate....................................       17,312        34,416           887             -             -
                                                         -----------   -----------   -----------   -----------   -----------
            Total revenue..............................    $ 464,971     $ 453,720     $ 297,865     $ 226,633     $ 183,122

   Operating expenses:
        Resort.........................................      320,557       305,559       219,000       165,567       143,258
        Real estate....................................       13,654        23,117           803             -             -
        Depreciation and amortization..................       50,687        55,569        36,354        27,665        23,799
                                                         -----------   -----------   -----------   -----------   -----------
            Total operating expenses...................    $ 384,898     $ 384,245     $ 256,157     $ 193,232     $ 167,057

    Income from operations.............................       80,073        69,475        41,708        33,401        16,065
    Gain on sale of subsidiary.........................            -        22,393             -             -             -
    Net interest expense...............................       49,165        48,665        33,125        30,037        27,711
    Net income (loss)..................................   $   16,140    $   23,332    $   14,114   $      (363)   $   19,741
                                                          ==========    ==========    ==========   ============   ==========

   Net income (loss) per share:
        Before extraordinary item......................   $   16,140    $   23,332    $   14,114   $     2,801    $  (12,379)
        Extraordinary gain (loss)......................            -             -             -        (3,164)       32,120
                                                         -----------   -----------   -----------   -----------   -----------
   Net income (loss) per share.........................   $   16,140    $   23,332    $   14,114   $      (363)   $   19,741
                                                          ==========    ==========    ==========   ============   ==========
   Weighted-average number of common shares and common
      share equivalents................................        1,000         1,000         1,000         1,000         1,000
                                                         ============  ============  ============  ============  ============

   Balance Sheet Data:
   Cash and cash equivalents...........................       16,567         9,369         5,248        24,056         9,329
   Total assets........................................    1,034,457     1,026,068       737,593       636,041       578,852
   Debt and capital leases (including current portion).      564,632       584,109       442,212       366,020       271,436

   Other data:
   EBITDA (4)..........................................   $  126,981    $  145,184    $   76,596   $    60,646   $    39,049
   Net membership deposits (5) ........................       28,964        27,174        17,544         8,311         4,391
   Adjusted net membership deposits (6) ...............       28,964        19,054        17,544         8,311         4,391
   Other non cash and non recurring items (7)..........        3,779       (20,022)        1,820           563           873
   Adjusted EBITDA (8).................................      159,724       144,216        95,960        69,520        44,313
   Ratio of earnings to fixed charges (9)..............         1.5x          1.7x          1.2x          1.1x             -

1) Grand Wailea was acquired on December 28, 1998. Accordingly, the Company's operating results for fiscal 1999 include approximately ten months of operations for Grand Wailea. The Fairways Group was sold in September 1999. Accordingly, the Company's operating results for fiscal 1999 included approximately eleven months of operations for the Fairways Group. Additionally, the Company realized a pre-tax gain of $22.4 million from the sale of this subsidiary.
2) The Claremont was acquired in April 1998. Accordingly, the Company's operating results for fiscal 1998 include approximately six months of operations for The Claremont.

3) Full operations of Lake Lanier and Grand Traverse commenced in August 1997. Accordingly, the Company's operating results for fiscal 1997 included management fees for Lake Lanier through July, and approximately three months of operations of both Lake Lanier and Grand Traverse.
4) EBITDA is defined as net income before (i) income tax expense; (ii) depreciation and amortization; and (iii) net interest expense. EBITDA is not defined under generally accepted accounting principles ("GAAP"), and it may not be comparable to similarly titled measures reported by other companies.
5) Net Membership Deposits is defined as the amount of refundable membership deposits paid by new and upgraded resort club members and by existing members who have converted to new membership plans, in cash, plus principal payments in cash received on notes in respect thereof, minus the amount of any refunds paid in cash with respect to such deposits. These membership deposits are fully refundable in thirty years (or sooner under certain circumstances). In accordance with GAAP, the Company accounts for membership deposits as "cash provided from financing activities" in its statements of cash flows and reports a liability in its balance sheets equal to the amount of such membership deposits.
6) Adjusted Net Membership Deposits is defined as Net Membership Deposits, excluding $8.1 million in fiscal 1999, because this amount, which relates to membership deposits assumed in connection with the acquisition of the Grand Wailea Resort, was considered non-recurring in nature.
7) Other non-cash and non recurring items consist of loss on sale of facility, gain on sale of subsidiary, extraordinary items, non recurring charges and non-cash membership related items.
8) Adjusted EBITDA is defined as EBITDA adjusted for (i) net membership deposits and (ii) other non-cash and/or non-recurring items. Adjusted EBITDA should not be construed as an indicator of the Company's operating performance or as an alternative to profitability measures as determined in accordance with GAAP. Additionally, Adjusted EBITDA should not be construed by investors as a measure of the Company's liquidity or ability to meet all cash needs or as an alternative to cash flows from operating, investing and financing activities as determined in accordance with GAAP, nor should Adjusted EBITDA be construed by investors as an alternative to any other determination under GAAP. The Company's Adjusted EBITDA may not be comparable to similarly titled measures reported by other companies.
9) For purposes of these ratios, (i) earnings have been calculated by adding interest expense, the estimated interest portion of rental expense, and minority interests in losses of subsidiaries to earnings before income taxes and extraordinary items and (ii) fixed charges are comprised of interest expense and capitalized interest. The estimated interest portion of rental expense was insignificant. Earnings for fiscal 1996 were insufficient to cover fixed charges by $13.0 million.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THE FOLLOWING DISCUSSION AND ANALYSIS OF THE COMPANY'S FINANCIAL CONDITION AND RESULTS OF OPERATIONS SHOULD BE READ IN CONJUNCTION WITH THE COMPANY'S HISTORICAL CONSOLIDATED FINANCIAL STATEMENTS AND NOTES THERETO INCLUDED ELSEWHERE IN THIS DOCUMENT.

CONSOLIDATED RESULTS OF OPERATIONS

Net income totaled $16.1 million, $23.3 million and $14.1 million for the years ended October 31, 2000, 1999 and 1998, respectively. Net income in fiscal 1999 included a pre-tax gain of $22.4 million from the sale of a subsidiary. Income from operations totaled $80.1 million, $69.5 million and $41.7 million in fiscal 2000, 1999 and 1998, respectively. The improvement in operating results from the year ended October 31, 1999 to the year ended October 31, 2000 relates primarily to increases in operating income by the resort segment and the full year impact of the acquisition of the Grand Wailea Resort offset partially by decreases in operating income by the real estate segment and the disposition of the Fairways subsidiary. The improvement in operating results from the year ended October 31, 1998 to the year ended October 31, 1999 relates primarily to the full year impact of the acquisition of The Claremont in April 1998 and the acquisition of the Grand Wailea Resort in December 1998. Additional information relating to the operating results for each business segment is set forth below.

RESORT SEGMENT
Select operating data for the Company's resort segment for the years indicated is as follows:

                                                           (IN THOUSANDS, EXCEPT OPERATING STATISTICS)
                                                                      YEAR ENDED OCTOBER 31,
                                                                2000           1999           1998
                                                                ----           ----           ----
   Resort revenue:
        Rooms............................................   $  172,338     $  145,557      $  83,892
        Food and beverage................................      112,897        103,884         74,706
        Golf fees........................................       32,809         48,592         48,529
        Dues and fees....................................       21,596         30,602         28,716
        Merchandise......................................       21,800         20,495         16,300
        Spa .............................................       23,458         17,255          6,639
        Other............................................       62,761         52,919         38,196
                                                           ------------   -----------    -----------
            Total resort revenue.........................      447,659        419,304        296,978

    Resort operating income..............................       76,415         58,176         41,624

    Operating statistics:
        Available room nights............................    1,245,457      1,164,764        864,543
        Occupancy........................................         67.3%          63.9%          60.0%
        ADR (average daily room rate)....................  $    205.64    $    192.62   $     159.43
        RevPAR (revenue per available room night)........  $    138.35    $    123.10   $      95.71

FISCAL YEAR ENDED OCTOBER 31, 2000 COMPARED TO FISCAL YEAR ENDED OCTOBER 31,
1999

RESORT REVENUES. Resort revenues increased by $28.4 million or 6.8%, from $419.3 million in fiscal 1999 to $447.7 million in fiscal 2000. The increase can be attributed to: (i) internal growth as the Company achieved significant increases in occupancy and ADR at its resorts, especially at Grand Wailea; (ii) revenue growth related to recently completed capital improvements; and (iii) a full year of operations at Grand Wailea in fiscal 2000 compared to ten months of operations in fiscal 1999. These increases totaled $73.6 million and were offset by the disposition of Fairways in September 1999, which had revenues of $45.2 million in fiscal 1999. Rooms revenue increased by $26.8 million or 18.4%; food and beverage sales increased by $9.0 million or 8.7%; merchandise sales increased by $1.3 million or 6.4%; spa revenue increased by $6.2 million or 35.9%; and other revenue increased by $9.8 million or 18.6%. As impacted by the sale of Fairways, golf fees decreased by $15.8 million or 32.5% and dues and fees decreased by $9.0 million.

During fiscal 2000, the Company was engaged in ongoing capital improvements at all of its resorts, which the Company believes will add to future revenues. These capital improvements equaled approximately $59.9 million in fiscal 2000. While management believes these capital improvements will enhance the guest experience and provide future revenue growth, their short-term impact included some disruption in normal business levels and hence, dampened revenue growth.

RESORT OPERATING EXPENSES. With the exception of the cost of real estate sold, substantially all of the Company's operating expenses, including depreciation and amortization and the corporate fee, relate to the Resort segment. Operating expenses (excluding depreciation and amortization and the corporate fee) increased by $14.1 million, or 4.8%, from $295.8 million in fiscal 1999 to $309.9 million in fiscal 2000. Excluding Fairways, operating expenses (other than depreciation and amortization and the corporate fee) increased $48.7 million from fiscal 1999. The increase can be attributed to increased expenses related to revenue growth discussed above. Depreciation and amortization decreased $4.9 million or 8.8%. The decrease can be attributed primarily to the disposition of Fairways, which had depreciation and amortization of $8.0 million in fiscal 1999. This decrease was partially offset by increased depreciation due to the ongoing capital improvements at each of the resorts and the full year impact of the acquisition of Grand Wailea.

RESORT OPERATING INCOME. Operating income increased $18.2 million, or 31.4%, from $58.2 million in fiscal 1999 to $76.4 million in fiscal 2000 due to the factors detailed above. The operating income for the resort segment margin was 17.1% in fiscal 2000 as compared to 13.9% in fiscal 1999.

REAL ESTATE OPERATIONS. Real estate revenue totaled $17.3 million in fiscal 2000 as compared to $34.4 million in fiscal 1999, a year over year decrease of $17.1 million or 49.7%. Operating income earned by the real estate segment decreased $7.6 million or 67.3% from $11.3 million in 1999 to $3.7 million in 2000. The decreases in real estate revenue and operating income can be attributed to: (i) the sale of a parcel of land adjacent to Doral and (ii) fewer sales of guest casitas on site adjacent to La Quinta Resort and Spa in fiscal 2000 as compared to fiscal 1999. The Company sold the land adjacent to Doral for $9.5 million, which resulted in operating income of $8.0 million for the real estate segment in fiscal 1999. In addition, the real estate segment sold 42 guest casitas for approximately $24.4 million on a site adjacent to La Quinta Resort and Spa in fiscal 1999. In fiscal 2000, the real estate segment sold 26 of these casitas for approximately $16.6 million. The year over year difference in unit sales had minimal impact on operating income for the real estate segment as operating income related to these sales was comparable in fiscal 1999 and fiscal 2000.

NET INTEREST EXPENSE. Net interest expense increased by $0.5 million or 1.0% from $48.7 million in fiscal 1999 to $49.2 in fiscal 2000. Interest expense for the year ended October 31, 2000 consisted primarily of interest on the Company's
(i) $125.0 million 10 1/4% Senior Subordinated Notes due 2007; (ii) a $275.0 million Mortgage secured by the Grand Wailea Resort; (iii) Term A and Term B Notes drawn against the Company's Amended and Restated Credit Facility; and (iv) revolving borrowings under the Company's Amended and Restated Credit Facility. Slightly lower average debt balances in fiscal 2000 were offset by a slightly higher effective interest rate in fiscal 2000.

INCOME TAX EXPENSE. Income tax expense decreased to $11.0 million in fiscal 2000 from $17.6 million in fiscal 1999. The Company's effective tax rate for fiscal 2000 was 40.5% as compared to 43.0% in fiscal 1999.

NET INCOME. Net income decreased by $7.2 or 30.8% from $23.3 million in fiscal 1999 to $16.1 million in fiscal 2000. Included in fiscal 1999 net income is a $22.4 million pre-tax gain from the sale of a subsidiary.

ADJUSTED EBITDA. Adjusted EBITDA increased by $15.5 million or 10.7% from $144.2 million in fiscal 1999 to $159.7 million in fiscal 2000 primarily due to the factors described above and an increase in Adjusted Net Membership Deposits of $9.9 million or 52.0%, from $19.1 million in fiscal 1999 to $29.0 million in fiscal 2000.

FISCAL YEAR ENDED OCTOBER 31, 1999 COMPARED TO FISCAL YEAR ENDED OCTOBER 31,
1998

RESORT REVENUES. Resort revenues increased by $122.3 million, or 41.2%, from $297.0 million in fiscal 1998 to $419.3 million in fiscal 1999. The increase can be attributed primarily to the acquisition of Grand Wailea and the full year impact of the acquisition of the Claremont. In fiscal 1999, Grand Wailea had $89.3 million of revenues. In addition, the Claremont, which was acquired in April 1998 had $36.5 million of revenue in fiscal 1999 compared to $18.9 million of revenue in fiscal 1998. These increases were partially offset by the disposition of Fairways, which was sold in September 1999. In fiscal 1999, Fairways had revenue of $45.2 million compared to revenues of $48.6 million in fiscal 1998. The remaining increase in revenue can be attributed to revenue growth at operations owned for all of 1998 and 1999 as the Company achieved improved operations at these properties.

During fiscal 1999, the Company was engaged in ongoing capital improvements at all of its resorts, which the Company believes will add to future revenues. These capital improvements equaled approximately $63.7 million in fiscal 1999 and include: at Desert Resorts, the construction of a new golf facility by Greg Norman, the recapture and renovations of approximately four thousand square feet of retail space, and the construction of fifty Casita style resort homes adjacent to the La Quinta Resort; at Doral, construction of a pool/water feature, the ongoing construction of a member clubhouse, the commencement of a complete rebuild of the White golf course by Greg Norman, and renovation of several new retail stores; at The Claremont, extensive room and common area renovations; at Grand Traverse, the construction of a golf clubhouse and an eleven thousand square foot spa, and the refurbishment and branding of six retail stores; and at Lake Lanier, the completion of approximately ten thousand square feet of additional meeting space, the renovations of a major restaurant, the construction of boat rental docks, and the acquisition of a new boat fleet.

While management believes these capital improvements will enhance the guest experience and provide future revenue growth, their short-term impact included disruption in normal business levels and hence, dampened revenue growth at these properties.

RESORT OPERATING EXPENSES. With the exception of the cost of real estate sold, substantially all of the Company's operating expenses, including depreciation and amortization and the corporate fee, relates to the resort segment. Operating expenses (excluding depreciation and amortization and corporate fee) increased by $85.5 million, or 40.7%, from $210.3 million in fiscal 1998 to $295.8 million in fiscal 1999. Depreciation and amortization increased $19.2 million or 52.9% from 36.4 million in fiscal 1998 to $55.6 million in fiscal 1999. These increases can be attributed primarily to the acquisitions of the Grand Wailea Resort and the Claremont Resort as discussed above. Fairways, which was sold in September 1999, had total operating expenses (excluding the corporate fee) of $42.6 million in fiscal 1999 compared to $45.1 million in fiscal 1998.

RESORT OPERATING INCOME. Resort operating income increased $16.6 million, or 39.9%, from $41.6 million in fiscal 1998 to $58.2 million in fiscal 1999 as a result of the factors discussed above. Operating income for the resort segment margin was 13.9% in fiscal 1999 and 14.0% in fiscal 1998.

REAL ESTATE OPERATIONS. Real estate revenue totaled $34.4 million in fiscal 1999 as compared to $0.9 million in fiscal 1998, a year over year increase of $33.5 million. Operating income earned by the real estate segment increased $11.2 million to $11.3 million in fiscal 1999. The increase in real estate revenue and operating income can be attributed to: (i) the sale of a parcel of land adjacent to Doral for $9.5 million in fiscal 1999; (ii) the sale of 42 guest casitas for $24.4 million on a site adjacent to La Quinta Resort and Spa in fiscal 1999. The sale of land adjacent to Doral resulted in operating income of $8.0 million for the real estate segment in fiscal 1999; whereas the sale of the guest casitas resulted in operating income of $2.4 million in fiscal 1999 for the real estate segment. In fiscal 1998, the Company had only minor real estate operations.

NET INTEREST EXPENSE. Net interest expense increased by $15.5 million, or 46.9% from $33.1 million in fiscal 1998 to $48.7 million in fiscal 1999. The increase can be attributed to the assumption of a $275 million mortgage to partially finance the acquisition of the Grand Wailea. The increase can also be attributed to the full year impact of the $88.0 million of debt incurred to finance the acquisition of the Claremont.

INCOME TAX EXPENSE. Income tax expense was $17.6 million in fiscal 1999 as compared to an income tax benefit of $7.0 million in fiscal 1998. The Company's effective tax rate for 1999 was 43.0%. The income tax benefit in fiscal 1998 can be attributed primarily to the reversal of valuation allowance of $11.1 million against the Company's deferred tax assets.

NET INCOME. Net income increased by $9.2 million or 65.3% from $14.1 million in fiscal 1998 to $23.3 million in fiscal 1999. Included in fiscal 1999 net income is a $22.4 million pre-tax gain from the sale of a subsidiary.

ADJUSTED EBITDA. Adjusted EBITDA increased by $48.2 million or 50.3% from $96.0 million in fiscal 1998 to $144.2 million in fiscal 1999 primarily due to the factors described above and an increase in Adjusted Net Membership Deposits of $1.6 million or 8.6%, from $17.5 million in fiscal 1998 to $19.1 in fiscal 1999.

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

During fiscal 2000, cash flow provided by operating activities was $73.7 million compared to $83.2 million in fiscal 1999. Fiscal 2000 included cash paid for taxes of $20.1 million compared to cash paid for taxes of 0.9 million in fiscal 1999. Excluding the impact of cash paid for taxes, operating cash flow in fiscal 2000 increased $9.7 million or 11.5% from fiscal 1999. As of October 31, 2000, the Company had cash and cash equivalents of $16.6 million (excluding restricted cash of $13.5 million). The Company's long-term debt at October 31, 2000 included (i) $125.0 million 10 1/4% Senior Subordinated Notes due 2007; (ii) a $275.0 million mortgage secured by the Grand Wailea Resort; (iii) Term A and Term B Notes totaling $97.0 million drawn against the Company's Amended and Restated Credit Facility; and (iv) $34.0 million of revolving borrowings under the Company's Amended and Restated Credit Facility. Capital expenditures totaled $59.9 million, $63.7 million and $32.3 million for the fiscal years ended October 31, 2000, 1999 and 1998, respectively. Although the Company has no material firm commitments for capital expenditures, the Company expects to invest significant capital in its Resort properties in the future to drive revenue growth.

As of October 31, 2000, the Company had a revolving credit facility, which allowed for maximum borrowings of $257.3 million. Maximum borrowings under the revolving credit line decrease to $239.6 million in May 2001, $216.1 million in May 2002 and $186.6 million in May 2003. Borrowings under the credit facility bear interest at variable rates up to 2.50 % above LIBOR or 1.25% above the Syndication Agent's base rate. As of October 31, 2000 borrowings under the revolving credit facility were $34.0 million and bore interest at LIBOR plus 0.625% and mature on April 30, 2004. Concurrent with the acquisition of the Arizona Biltmore on December 22, 2000, the Company amended its credit facility. The Amended and Restated Credit Facility allows for maximum borrowings of $529.3 million including Term A and Term B loans of $48.5 million each, a Term C loan of $175.0 million and maximum borrowings under a revolving credit facility of $257.3 million, decreasing to $239.7 million, $216.1 million and $186.6 million in May 2001, 2002 and 2003, respectively. Borrowings under the Amended and Restated Credit Facility as of December 22, 2000 bear interest at variable rates up to 2.875% above LIBOR or 1.875% above the Syndication Agent's Base Rate.

The Company is continually engaged in evaluating potential acquisition candidates to add to its portfolio of properties. The Company expects that funding for future acquisitions may come from a variety of sources, depending on the size and nature of any such acquisitions. Potential sources of capital include cash generated from operations, borrowings under the credit facility, additional equity investments from the Parent or partnerships formed at the direction of KKR, or other external debt or equity financings. There can be no assurance that such additional capital sources will be available to the Company on terms which the Company finds acceptable, or be available at all.

The Company believes that its liquidity, capital resources and cash flows from existing operations will be sufficient to fund capital expenditures, working capital requirements and interest and principal payments on its indebtedness for at least the next twelve months. However, a variety of factors could impact the Company's ability to fund capital expenditures, working capital requirements and interest and principal payments, including a prolonged or severe economic recession in the United States, departures from currently expected demographic trends or the Company's inability to achieve operating improvements at existing and acquired operations at currently expected levels. Moreover, the Company currently expects that it will acquire additional resorts, golf facilities or other recreational facilities, and in connection therewith, expects to incur additional indebtedness. In the event that the Company incurs such additional indebtedness, its ability to make principal and interest payments on its existing indebtedness may be adversely impacted.

INFLATION

Inflation and changing prices have not had a material impact on the Company's revenue and results of operations. Based on the current economic climate, the Company does not expect that inflation and changing prices will have a material impact on the Company's revenue or earnings during fiscal 2001. However, there can be no assurance that increases in labor and other operating costs due to inflation will not have a material impact on the Company's future profitability.

ECONOMIC DOWNTURN

Resort revenues are derived from discretionary recreational spending that can be impacted by a significant economic downturn, which, in turn could adversely impact the Company's operating results. There can be no assurance that a decrease in the level of discretionary spending by consumers in the future would not have an adverse effect on the Company.

ACCOUNTING PRONOUNCEMENTS

On June 15, 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 was amended by SFAS 137, which modified the effective date of SFAS 133 to all fiscal quarters of all fiscal years beginning after June 15, 2000. In June 2000, SFAS 133 was further amended by SFAS 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities". SFAS 133, as amended, requires that every derivative instrument, including certain derivative instruments embedded in other contracts, and hedging activities be recorded on the balance sheet at its fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. SFAS 133 also requires that the Company formally document, designate, and assess the effectiveness of transactions that receive hedge accounting. The Company adopted SFAS 133 as of November 1, 2000. On that date the Company recorded an asset of $4.6 million in "Other Long-Term Assets" and a net of tax adjustment of $2.7 million recorded as "Other Comprehensive Income".

In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements." SAB 101 summarizes certain of the SEC's views in applying generally accepted accounting principles to revenue recognition in financial statements. The Company adopted SAB 101 effective upon issuance. The adoption of SAB 101 did not have a material effect on the Company's consolidated financial statements.

YEAR 2000 COMPLIANCE

The Company believes that its modifications or replacements of computer equipment and software were completed on a timely basis so as to avoid potential year-2000 related disruptions or malfunctions it had identified. As of January 15, 2001, the Company has experienced no significant year-2000 related operating difficulties.

RECENT EVENTS

On December 22, 2000, the Company, through a wholly-owned subsidiary, acquired certain assets and assumed certain liabilities comprising the Arizona Biltmore Resort & Spa (the "Property"), located in Phoenix, Arizona, pursuant to an agreement of purchase and sale between Biltmore Hotel Partners, LLLP, an Arizona limited liability limited partnership ("Seller"), and the Company dated December 22, 2000 ("Agreement"). The Company, by unanimous consent of the Board of Directors, approved and assigned the Agreement and all rights, title, interest and obligations thereunder to a newly formed, wholly-owned subsidiary of the Company, KSL Biltmore Resort, Inc., a Delaware corporation.

The purchase price of the Property was $335.0 million (excluding transaction costs of approximately $5.3 million and a working capital purchase adjustment of $8.3 million). The Company financed the acquisition with cash and debt issued under its Amended and Restated Credit Agreement (as amended December 22, 2000) with various financial institutions, Credit Suisse First Boston, The Bank of Nova Scotia and Salomon Smith Barney. In addition, the Company assumed a mortgage of $59.4 million, secured by the Property. The acquisition was accounted for using the purchase method of accounting.

The Company intends to continue to operate the Property as a resort hotel and spa.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's most significant "market risk" exposure is the effect of changing interest rates. The Company manages its interest expense by using a combination of fixed and variable rate debt and interest rate cap and swap agreements. At October 31, 2000, the Company's debt consisted of approximately $125.0 million of fixed rate debt at a weighted average interest rate of 10.25% and $406.0 million of variable rate debt at a weighted average interest rate of 8.31%. The Company entered into interest swap agreements to reduce its exposure to interest rate fluctuations on its variable rate debt. As of October 31, 2000, the Company had swap agreements in effect with notional amounts totaling $270.0 million.

The amount of variable rate debt fluctuates during the year based on the Company's cash requirements. If average interest rates were to increase one eighth of one percent for the year ended October 31, 2000, the net impact on the Company's pre-tax earnings would have been approximately $0.2 million.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                          INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholder of KSL Recreation Group, Inc.:

         We have audited the accompanying consolidated balance sheets of KSL Recreation Group, Inc. and subsidiaries (the Company) (a wholly owned subsidiary of KSL Recreation Corporation) as of October 31, 2000 and 1999, and the related consolidated statements of operations, stockholder's equity and cash flows for each of the three years in the period ended October 31, 2000. Our audits also included the financial statement schedule listed in the index at Item 14. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

         We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of KSL Recreation Group, Inc. and subsidiaries as of October 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended October 31, 2000 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

Deloitte & Touche LLP

Costa Mesa, California
January 29, 2001

                   KSL RECREATION GROUP, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
               FOR THE YEARS ENDED OCTOBER 31, 2000, 1999 AND 1998

                                                              (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                                                       2000         1999          1998
                                                                       ----         ----          ----
Revenues:
Resort ...........................................................   $ 447,659    $ 419,304     $ 296,978
Real estate.......................................................      17,312       34,416           887
                                                                   -----------  -----------   -----------
    Total revenues................................................     464,971      453,720       297,865
Expenses:
Cost of real estate...............................................      13,654       23,117           803
Payroll and benefits..............................................     152,977      143,507       100,339
Other expenses....................................................     156,876      152,252       109,911
Depreciation and amortization.....................................      50,687       55,569        36,354
Corporate fee.....................................................      10,704        9,800         8,750
                                                                   -----------  -----------   -----------
    Total operating expenses......................................     384,898      384,245       256,157
                                                                   -----------  -----------   -----------
Income from operations............................................      80,073       69,475        41,708
Other income (expense):
Gain on sale of subsidiary........................................           -       22,393             -
Interest income...................................................       1,299        3,114         2,527
Interest expense..................................................     (50,464)     (51,779)      (35,652)
Other income (expense)............................................      (3,779)      (2,371)       (1,595)
                                                                   -----------  -----------   -----------
    Other expense, net............................................     (52,944)     (28,643)      (34,720)
                                                                   -----------  -----------   -----------
Income before minority interests and income taxes.................      27,129       40,832         6,988

Minority interests in losses of subsidiary........................           -          118           129
                                                                   -----------  -----------   -----------

Income before income taxes........................................      27,129       40,950         7,117

Income tax expense (benefit)......................................      10,989       17,618        (6,997)
                                                                   -----------  -----------   -----------

Net income                                                           $  16,140    $  23,332     $  14,114
                                                                   ===========  ===========   ===========

Basic and diluted earnings per share..............................   $  16,140    $  23,332     $  14,114
                                                                   ===========  ===========   ===========

Weighted average number of shares.................................       1,000        1,000         1,000
                                                                   ===========  ===========   ===========





          See accompanying notes to consolidated financial statements.

                   KSL RECREATION GROUP, INC. AND SUBSIDIARIES

           CONSOLIDATED BALANCE SHEETS AS OF OCTOBER 31, 2000 AND 1999

                                                                                             (IN THOUSANDS, EXCEPT SHARE DATA)
                                                                                                    2000           1999
                                                                                                    ----           ----
ASSETS
Current assets:
     Cash and cash equivalents............................................................       $  16,567      $  9,369
     Restricted cash .....................................................................           5,768        10,421
     Trade receivables, net of allowance for doubtful receivables of  $882 and $712,
         respectively.....................................................................          23,219        21,855
     Inventories..........................................................................          13,436        12,467
     Current portion of notes receivable..................................................           6,623         4,015
     Other receivables....................................................................           3,618         6,048
     Prepaid expenses and other current assets............................................           2,771         4,593
     Deferred income taxes................................................................           2,697         1,523
                                                                                               -----------   -----------
          Total current assets............................................................          74,699        70,291

Real estate under development.............................................................           6,886         8,947
Property and equipment, net...............................................................         750,056       736,254
Notes receivable, less current portion....................................................           6,646         3,754
Restricted cash, less current portion.....................................................           7,683         8,150
Excess of cost over net assets of acquired entities, net of accumulated amortization
     of $27,812 and $22,863, respectively.................................................         100,832       105,775
Other assets, net.........................................................................          87,655        92,897
                                                                                               ===========   ===========
                                                                                               $ 1,034,457   $ 1,026,068

LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
     Accounts payable.....................................................................       $  13,026     $  13,411
     Income taxes payable.................................................................               -        10,441
     Accrued liabilities..................................................................          31,539        28,572
     Accrued interest payable.............................................................           1,571         1,642
     Current portion of long-term debt....................................................           1,000         1,000
     Current portion of obligations under capital leases..................................             926         1,303
     Customer and other deposits..........................................................          18,165        18,173
     Payable to parent....................................................................           1,840             -
     Deferred income and other............................................................           3,249         2,732
                                                                                               -----------   -----------
          Total current liabilities.......................................................          71,316        77,274

Long-term debt, less current portion......................................................         530,000       549,000
Obligations under capital leases, less current portion....................................          32,706        32,806
Other liabilities.........................................................................           1,847         1,705
Member deposits...........................................................................         125,986        92,187
Deferred income taxes.....................................................................          19,604        16,286

Commitments and contingencies

Stockholder's equity:
     Common stock, $.01 par value, 25,000 shares authorized, 1,000 outstanding............               -             -
     Additional paid-in capital...........................................................         252,998       256,810
     Retained earnings....................................................................               -             -
                                                                                               -----------   -----------
          Total stockholder's equity......................................................         252,998       256,810
                                                                                               -----------   -----------
                                                                                               $ 1,034,457   $ 1,026,068
                                                                                               ===========   ===========


          See accompanying notes to consolidated financial statements.

                   KSL RECREATION GROUP, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY
               FOR THE YEARS ENDED OCTOBER 31, 2000, 1999 AND 1998

                                                                                           (IN THOUSANDS)
                                                                                                      (ACCUMULATED
                                                                                     ADDITIONAL         DEFICIT)/
                                                                                      PAID-IN           RETAINED
                                                                  COMMON STOCK        CAPITAL           EARNINGS         TOTAL
                                                                 --------------   --------------      -----------    ------------
BALANCE October 31, 1997......................................               -      $   197,535          (29,344)    $   168,191
Net income....................................................               -                -           14,114          14,114
                                                                 --------------   --------------      -----------    ------------

BALANCE, October 31, 1998.....................................               -          197,535          (15,230)        182,305
Capital contributions ........................................               -          119,178                -         119,178
Dividends ....................................................               -                -           (8,102)         (8,102)
Capital distributions ........................................               -          (59,903)               -         (59,903)
Net income....................................................               -                -           23,332          23,332
                                                                 --------------   --------------      -----------    ------------

BALANCE, October 31, 1999.....................................               -          256,810                -         256,810
Dividends ....................................................               -                -          (16,140)        (16,140)
Capital distributions ........................................               -           (3,812)               -          (3,812)
Net income....................................................               -                -           16,140          16,140
                                                                 --------------   --------------      -----------    ------------
BALANCE, October 31, 2000.....................................               -      $   252,998    $           -     $   252,998
                                                                 ==============   ==============      ===========    ============


          See accompanying notes to consolidated financial statements.

                  KSL RECREATION GROUP, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED OCTOBER 31, 2000, 1999 AND 1998


                                                                                   (IN THOUSANDS)
                                                                          2000           1999           1998
                                                                          ----           ----           ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income.........................................................    $    16,140    $    23,332    $    14,114
Adjustments to reconcile net income to net cash provided by
   operating activities:
Depreciation and amortization......................................         50,687         55,569         36,354
Amortization of debt issuance costs................................          1,015          1,010            969
Deferred income taxes..............................................          2,144          7,177         (7,616)
Provision for losses on trade and notes receivables................            698            615            495
Minority interests in losses of subsidiary.........................              -           (118)          (129)
Gain on sales of land..............................................              -         (8,070)             -
Gain on sale of subsidiary.........................................              -        (22,393)             -
Loss on sales and disposals of property, net.......................          3,495          2,095          1,483
Changes in operating assets and liabilities, net of effects
   from investment in subsidiaries:
     Restricted cash...............................................          5,120          1,102            162
     Trade receivables.............................................         (1,871)         1,552         (7,337)
     Inventories...................................................           (969)        (1,017)        (1,447)
     Prepaid expenses and other receivables........................          4,252         (6,361)          (407)
     Notes receivable..............................................            244         (1,605)            68
     Other assets..................................................             46          5,676           (760)
     Accounts payable..............................................           (385)         2,428          2,667
     Accrued liabilities and income taxes payable..................         (7,474)        17,130          2,317
     Accrued interest payable......................................            (71)          (450)        (9,204)
     Deferred income, customer deposits and other..................            509          5,189          1,845
     Other liabilities.............................................            142            291            246
                                                                       -----------    -----------    -----------
              Net cash provided by operating activities                     73,722         83,152         33,820

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of businesses, net of cash acquired....................              -       (105,150)       (88,265)
Purchases of property and equipment................................        (59,925)       (63,712)       (32,282)
Notes receivable from affiliate, net...............................              -         23,450         (1,797)
Investment in real estate under development........................          2,061           (307)        (7,184)
Acquisition of golf course facilities..............................              -              -        (11,448)
Proceeds from sales of property and equipment......................            935            126              -
Collections on member notes receivable.............................         12,032          8,640          5,778
Net proceeds from sale of subsidiary...............................              -        126,639              -
Net proceeds from sale of land.....................................              -          8,793              -
                                                                       -----------    -----------    -----------
        Net cash used in investing activities......................    $   (44,897)  $     (1,521)    $ (135,198)


          See accompanying notes to consolidated financial statements.

                   KSL RECREATION GROUP, INC. AND SUBSIDIARIES

               FOR THE YEARS ENDED OCTOBER 31, 2000, 1999 AND 1998



                                                                                      (IN THOUSANDS)
                                                                              2000         1999           1998
                                                                              ----         ----           ----

CASH FLOWS FROM FINANCING ACTIVITIES:
Revolving line of credit, net......................................     $   (18,000)   $ (125,750)    $   75,250
Principal payments on long-term debt and obligations under
     capital leases................................................          (2,447)       (3,895)        (4,092)
Member deposits....................................................          25,448        14,165         14,347
Membership refunds.................................................          (8,516)       (3,944)        (2,581)
Due to parent, net.................................................          1,840              -              -
Capital contributions from Parent..................................               -       110,000              -
Capital distributions and dividends to Parent......................         (19,952)      (68,005)             -
Debt financing costs...............................................               -           (81)          (354)
                                                                        ------------   -----------    -----------
Net cash (used in) provided by financing activities................         (21,627)      (77,510)        82,570
                                                                        ------------   -----------    -----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS...............           7,198         4,121        (18,808)
CASH AND CASH EQUIVALENTS, beginning of period.....................           9,369         5,248         24,056
                                                                        ------------   -----------    -----------
CASH AND CASH EQUIVALENTS, end of period...........................     $    16,567  $      9,369   $      5,248
                                                                        ============   ===========    ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
     Interest paid (net of amounts capitalized)....................     $    49,521   $    54,501    $    43,887
                                                                        ===========   ===========    ===========
     Income taxes paid.............................................     $    20,127   $       925    $     1,123
                                                                        ===========   ===========    ===========

NONCASH INVESTING AND FINANCING ACTIVITIES:
Obligations under capital leases...................................     $     1,191  $      3,997   $      2,927
Notes receivable issued for member deposits........................          16,867        10,610          6,499
Assumption of debt of acquired properties..........................               -       275,000          3,261
Capital contribution of minority interest from Parent..............               -         9,178              -
Golf course received in lieu of foreclosure........................               -         1,576              -
Trade-in of equipment under capital lease..........................             221           517          1,154
Notes receivable issued from sale of land and golf course facility.           4,400           625              -
Development of golf course from undeveloped land...................               -         3,717              -


          See accompanying notes to consolidated financial statements.

                   KSL RECREATION GROUP, INC. AND SUBSIDIARIES

               FOR THE YEARS ENDED OCTOBER 31, 2000, 1999 AND 1998
                             (DOLLARS IN THOUSANDS)

1. GENERAL

         KSL Recreation Group, Inc. (Group), is a wholly-owned subsidiary of KSL Recreation Corporation (the Parent). Group and its subsidiaries (collectively, the Company) are engaged in the ownership and management of resorts, golf courses, private clubs, spas and activities related thereto.

         As of October 31, 2000, the Company has six principal wholly-owned investments: (1) KSL Florida Holdings, Inc. (Doral), a Delaware corporation; (2) KSL Desert Resorts, Inc. (Desert Resorts), a Delaware corporation; (3) KSL Georgia Holdings, Inc. (Lake Lanier), a Delaware corporation; (4) KSL Grand Traverse Holdings, Inc. (Grand Traverse), a Delaware Corporation; (5) KSL Claremont Resort, Inc. (The Claremont), a Delaware corporation; and (6) KSL Grand Wailea Resort, Inc. (Grand Wailea), a Delaware corporation. Doral owns and operates the Doral Golf Resort and Spa in Miami, Florida. Desert Resorts owns and operates the PGA WEST golf courses, the La Quinta Resort & Club and related activities in La Quinta, California. Lake Lanier leases and manages a resort recreation area known as Lake Lanier, outside of Atlanta, Georgia. Grand Traverse owns and operates the Grand Traverse Resort & Spa and related activities outside of Traverse City, Michigan. The Claremont owns and operates The Claremont Resort & Spa and related activities in the Berkeley Hills area near San Francisco, California (Note 14). Grand Wailea owns and operates the Grand Wailea Resort Hotel & Spa in Maui, Hawaii (Note 14).

         In December 1998, the Company, through a wholly-owned subsidiary, acquired substantially all the assets and certain liabilities of Grand Wailea, a 779-room resort in Maui, Hawaii, for approximately $372,775 (exclusive of closing costs), including the assumption of approximately $275,000 in mortgage financing (Notes 7 and 14).

         On September 30, 1999, the Company sold all of the common stock of its indirectly wholly-owned subsidiary, KSL Fairways Golf Corporation (Fairways
Golf), pursuant to a stock purchase agreement with a third party. The Company owned 100% of Fairways Golf, which in turn owned an approximate 95.8% majority interest in the Fairways Group L.P., (TFG L.P.). TFG L.P. and Fairways Golf operated 24 golf facilities, 22 of which were owned, principally in the mid-Atlantic, Southeast and mid-Western United States. The Company recognized a gain of approximately $22,393 (Note 15).


2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         BASIS OF PRESENTATION- The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America.

         BASIS OF CONSOLIDATION- The consolidated financial statements include the accounts of Group and its wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated in the accompanying consolidated financial statements.

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

                   KSL RECREATION GROUP, INC. AND SUBSIDIARIES

               FOR THE YEARS ENDED OCTOBER 31, 2000, 1999 AND 1998
                             (DOLLARS IN THOUSANDS)

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

         LONG-LIVED ASSETS- Management reviews real estate and other long-lived assets, including certain identifiable intangibles and goodwill, for possible impairment whenever events or circumstances indicate the carrying amount of an asset may not be recoverable. If there is an indication of impairment, management prepares an estimate of future cash flows (undiscounted and without interest charges) expected to result from the use of the asset and its eventual disposition. If these cash flows are less than the carrying amount of the asset, an impairment loss is recognized to write down the asset to its estimated fair value. The fair value is estimated at the present value of future cash flows discounted at a rate commensurate with management's estimate of the business risks. Real estate assets, if any, for which management has committed to a plan to dispose of the assets, whether by sale or abandonment, are reported at the lower of carrying amount or fair value less cost to sell. Preparation of estimated expected future cash flows is inherently subjective and is based on management's best estimate of assumptions concerning expected future conditions. No impairments were identified as of October 31, 2000.

         EXCESS OF COST OVER NET ASSETS OF ACQUIRED ENTITIES- The excess of the cost over the fair value of acquired entities (goodwill) is capitalized and amortized on a straight-line basis over 15 to 30 years. Amortization expense related to goodwill was approximately $4,949, $5,253 and $4,558 for fiscal years 2000, 1999 and 1998, respectively. The Company periodically evaluates the recoverability of goodwill by comparing the carrying value of goodwill to undiscounted estimated future cash flows from related operations. No impairments were identified as of October 31, 2000.

         DEBT ISSUE COST- Debt issue costs are amortized over the life of the related debt and the associated amortization expense is included in interest expense in the accompanying consolidated financial statements.

         MINORITY INTERESTS IN EQUITY OF SUBSIDIARY- Minority interests in equity of subsidiary represented minority shareholders' proportionate share of the equity in TFG L.P. The Company owned approximately 88.1% of TFG L.P. at October 31, 1998 and increased its ownership to approximately 95.8% in January 1999. A minority interest partner (the Partner) in TFG L.P. had a partner deficit balance of approximately $3,555 as of October 31, 1998. The Company reduced the minority interest allocation of TFG L.P.'s net loss by the Partner's share of $118 in Fiscal 1999. The Company sold its investment in TFG L.P. in September 1999 (Note 15).

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

                   KSL RECREATION GROUP, INC. AND SUBSIDIARIES

               FOR THE YEARS ENDED OCTOBER 31, 2000, 1999 AND 1998
                             (DOLLARS IN THOUSANDS)

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

         EARNINGS PER SHARE- Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding. Diluted earnings per share is computed by dividing net income by the weighted average number of common shares and common share equivalents, if any, during the respective periods. Common share equivalents include the effect of dilutive stock options calculated using the treasury stock method. The Company had no potentially dilutive securities outstanding in 2000, 1999 or 1998.

         ACCOUNTING PRONOUNCEMENTS- During 1997, the Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income," which established standards for the reporting and displaying of comprehensive income. Comprehensive income is defined as all changes in a Company's net assets except changes resulting from transactions with shareholders. This statement was adopted by the Company on November 1, 1998 and had no material impact on the accompanying consolidated financial statements. The Company has not reported material differences between net income and comprehensive income, therefore a statement of Comprehensive Income has not been presented.

         AICPA Statement of Position (SOP) 98-5, "Reporting on the Costs of Start-Up Activities," was issued in April 1998 and was effective for the Company beginning November 1, 1999. SOP 98-5 broadly defines and provides guidance on the financial reporting of start-up costs and organization costs. SOP 98-5 requires costs of start-up activities and organization costs to be expensed as incurred. Any amounts capitalized as of the date of adoption will be expensed and reported as the cumulative effect of a change in accounting principle. The adoption of SOP 98-5 did not have a material impact on the Company's consolidated financial statements.

         On June 15, 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 was amended by SFAS 137, which modified the effective date of SFAS 133 to all fiscal quarters of all fiscal years beginning after June 15, 2000. In June 2000, SFAS 133 was further amended by SFAS 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities". SFAS 133, as amended, requires that every derivative instrument, including certain derivative instruments embedded in other contracts, be recorded on the balance sheet at its fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. SFAS 133 also requires that the Company formally document, designate, and assess the effectiveness of transactions that receive hedge accounting. The Company adopted SFAS 133 as of November 1, 2000, and on that date, recorded an asset of $4,585 in "Other Long-Term Assets" and a net of tax adjustment of $2,728 recorded as "Other Comprehensive Income".

         In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements." SAB 101 summarizes certain of the SEC's views in applying generally accepted accounting principles to revenue recognition in financial statements. The Company adopted SAB 101 effective upon issuance. The adoption of SAB 101 did not have a material effect on the Company's consolidated financial statements.

         RECLASSIFICATION- Certain reclassifications have been made to the 1999 and 1998 consolidated financial statements to conform to the 2000 presentation.

                   KSL RECREATION GROUP, INC. AND SUBSIDIARIES

               FOR THE YEARS ENDED OCTOBER 31, 2000, 1999 AND 1998
                             (DOLLARS IN THOUSANDS)

3. NOTES RECEIVABLE

         Notes receivable of $11,005 and $6,589 at October 31, 2000 and 1999, respectively, primarily represent notes from members related to member deposits and bear interest primarily at 10%. The majority of these notes are due within three years.

         Notes receivable of $2,264 and $472 as of October 31, 2000 and 1999, respectively, primarily represent purchase money mortgage notes received in connection with the sale of various land parcels and a golf facility. Such notes are due at various dates primarily through 2003.

         The Company had a note receivable from a former general partner in TFG L.P. of $708 as of October 31, 1999. The note bore interest at 8% and was paid in full during 2000 (Note 15).

4. INVENTORIES

         Inventories consist of the following:


                                                                                                 OCTOBER 31,
                                                                                                 -----------
                                                                                              2000         1999
                                                                                              ----         ----
Merchandise.........................................................................      $   6,125     $   5,656
Food and beverage...................................................................          2,471         2,028
Base stock (china, silver, glassware, and linen)....................................          3,451         3,394
Supplies and other................................................................            1,389         1,389
                                                                                          ---------     ---------
                                                                                          $  13,436     $  12,467
                                                                                          =========     =========

5. PROPERTY AND EQUIPMENT

         Property and equipment consist of the following:

                                                                                               OCTOBER 31,
                                                                                               -----------
                                                                                          2000          1999
                                                                                      ------------  ------------
Land and land improvements..........................................................   $   278,571   $   252,167
Buildings and improvements..........................................................       468,177       459,423
Furniture, fixtures and equipment...................................................       117,380        98,674
Construction in progress............................................................        24,055        28,368
                                                                                      ------------  ------------
                                                                                           888,183       838,632
Less accumulated depreciation.......................................................      (138,127)     (102,378)
                                                                                      ------------  ------------
     Property and equipment, net....................................................  $    750,056   $   736,254
                                                                                      ============  ============

6. OTHER ASSETS

         Other assets consist of the following:

                                                                                              OCTOBER 31,
                                                                                              -----------
                                                                                           2000         1999
                                                                                      ------------  ------------
Trade name..........................................................................  $     31,703  $     31,703
Management contract.................................................................        26,872        26,872
Membership contract.................................................................        12,589        12,589
Debt issue costs....................................................................         9,998         9,998
Lease agreements....................................................................         3,955         3,955
                                                                                      ------------  ------------
                                                                                            85,117        85,117
Accumulated amortization                                                                   (13,264)       (8,074)
                                                                                      ------------  -------------
                                                                                            71,853        77,043
Undeveloped land....................................................................        12,659        12,659
Art  ...............................................................................         2,611         2,611

                   KSL RECREATION GROUP, INC. AND SUBSIDIARIES

               FOR THE YEARS ENDED OCTOBER 31, 2000, 1999 AND 1998
                             (DOLLARS IN THOUSANDS)

Deposits and other assets...........................................................           532           584
                                                                                      ------------  ------------
                                                                                      $     87,655  $     92,897
                                                                                      ============  ============

         The membership contract, the management contract and the trade name represent the estimated fair value of a membership program, a management contract and the trade name associated with the Grand Wailea acquisition, which are being amortized up to 25 years using the straight-line method (Note 14). Other intangibles primarily represent costs related to certain membership programs. Lease agreements represent the estimated fair value of lease contracts with third parties related to a condominium leasing program associated with the acquisition of Grand Traverse and is amortized generally over three years. Amortization expense for these other assets, excluding debt issue costs, approximated $4,175, $6,882 and $2,029 for 2000, 1999 and 1998, respectively.

                   KSL RECREATION GROUP, INC. AND SUBSIDIARIES

               FOR THE YEARS ENDED OCTOBER 31, 2000, 1999 AND 1998
                             (DOLLARS IN THOUSANDS)

7. LONG-TERM DEBT

         Long-term debt consists of the following:

                                                                                                OCTOBER 31,
                                                                                      --------------------------
                                                                                          2000           1999
                                                                                      ------------    ----------
Senior subordinated redeemable notes payable, with interest payable semi-annually
   at 10.25%, principal due at maturity on May 1, 2007..............................    $ 125,000      $ 125,000
Term notes, payable in annual installments of $1,000 with interest payable either at Prime plus .50% or LIBOR plus 1.75% (8.45% at October 31, 2000), $46,500
   maturing April 30, 2005 and $46,000 maturing April 30, 2006......................       97,000         98,000
Revolving note, total available of $257,320, with interest payable at either Prime or LIBOR plus 0.625% (7.25% at October 31, 2000), principal due at maturity on
   April 30, 2004...................................................................       34,000         52,000
Mortgage notes payable, with interest only payments at LIBOR plus 2.75% (9.45% at
   October 31, 2000) principal due at maturity in November 2002.                          275,000        275,000
                                                                                     ------------   ------------
                                                                                          531,000        550,000
Less current portion................................................................       (1,000)        (1,000)
                                                                                     ------------   ------------
Long-term portion...................................................................  $   530,000    $   549,000
                                                                                     ============   ============

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

         In April 1998, the Company's maximum borrowings under its revolving credit facility were increased to $275,000. In May 2000, the maximum borrowings decreased to $257,320. Maximum borrowings under the revolving credit line decrease to $239,640 in May 2001, $216,070 in May 2002 and $186,610 in May 2003.

         The terms of the credit facility contain certain financial covenants including interest coverage, fixed charges, leverage ratios and restrictions on dividends. Certain of the long-term debt agreements provide that any distributions of profits must satisfy certain terms and must be approved by the lenders, require the Company to maintain specified financial ratios and, in some instances, govern investments, capital expenditures, asset dispositions and borrowings. In addition, mandatory prepayments are required under certain circumstances, including the sale of assets. The Company pays a commitment fee at a rate that currently is equal to .3% per annum on the undrawn portion of the commitments with respect to the credit facility. Total non-use fees of approximately $511, $429 and $352 were paid in 2000, 1999 and 1998 respectively, on the daily average of the unused amount of certain revolving and term loan commitments. The credit facility contains provisions under which commitment fees and interest rates for the revolving credit facility will be adjusted in increments based on the achievement of certain performance goals. The Company was in compliance with the financial covenants at October 31, 2000.

         In connection with the Grand Wailea acquisition (Notes 1 and 14), the Company assumed approximately $275,000 in mortgage financing (the Mortgage Financing). The terms of this financing include interest only payments at 30 day LIBOR plus 2.75% with a maturity of November 2002. As the Company established its Grand Wailea subsidiary as an unrestricted subsidiary under the terms of the Company's credit facility, Grand Wailea is not considered in the Company's financial ratio tests under the credit facility. However, the terms of the Mortgage Financing contain certain financial covenants including liability limitations, operational performance, and restrictions on dividends. In addition, mandatory prepayments are required under certain circumstances, including the sale of assets. Grand Wailea was in compliance with the financial covenants at October 31, 2000.

         In connection with the Grand Wailea financing, Grand Wailea entered into an interest rate cap agreement with a third party whereby the LIBOR rate incurred by Grand Wailea on its Mortgage Financing would not exceed 8.50%. In the event the LIBOR rate exceeds 8.50%, the third party would pay the interest in excess of 8.50%. This agreement expired in November 2000 and was replaced

                   KSL RECREATION GROUP, INC. AND SUBSIDIARIES

               FOR THE YEARS ENDED OCTOBER 31, 2000, 1999 AND 1998
                             (DOLLARS IN THOUSANDS)

with a new interest rate cap agreement, which provides for a LIBOR rate cap of 8.25%. The fair market value of the agreement, which expires in November 2001, is insignificant.

         Pursuant to a cash management agreement underlying the Mortgage Financing, the Company was required to establish certain cash accounts for taxes, insurance, debt service, capital assets, working capital and operating expenses. Accordingly, the cash generated from operations of Grand Wailea is deposited into these accounts, which are maintained by a third-party servicer, and used to fund and replenish the required balances. Disbursements by the third-party servicer from these accounts are made pursuant to the terms of the agreement, which include disbursements for management fees and excess cash (as defined), which would be paid to the Company. As of October 31, 2000 and 1999, the aggregate balance of these accounts was approximately $4,506 and $8,917, respectively, and is included in restricted cash in the accompanying consolidated balance sheets.

         Scheduled principal payments on long-term debt as of October 31, 2000 are as follows:

Year ending October 31:
       2001.....................................................................       $  1,000
       2002.....................................................................          1,000
       2003.....................................................................        276,000
       2004.....................................................................         35,000
       2005.....................................................................         47,000
       Thereafter...............................................................        171,000
                                                                                    -----------
       Total....................................................................      $ 531,000
                                                                                    ===========

         In March 1999, the Company entered into an interest rate swap agreement to hedge the effects of changes in interest rates on such indebtedness. The Company does not use derivative financial instruments for trading purposes. The swap involves the exchange of the variable interest rate of 30 day LIBOR with a fixed LIBOR interest rate (5.57%). This interest rate swap agreement is denominated in dollars, has a notional principal amount of $270,000 and matures in November 2002. The fair value of the interest rate swap agreement was $4,585 at October 31, 2000 and represented the spread between the interest rate the Company pays and the interest rate the Company will receive over the remaining life of the agreement. The counter-parties to the interest swap agreement are two major financial institutions. The amounts to be received or paid pursuant to this agreement are accrued and recognized through an adjustment to interest expense in the accompanying consolidated statements of operations over the life of the agreement.

         During 2000, 1999 and 1998, the Company capitalized interest of approximately $1,691, $1,619 and $754, respectively, related to construction in progress activities.

8. OBLIGATIONS UNDER CAPITAL LEASES

         During 1997, the Company entered into a fifty-year capital sublease of a resort recreation area known as Lake Lanier. Under the terms of the sublease, the Company is required to make monthly base lease payments of $250. An additional annual payment equal to 3.5% of gross revenues in excess of $20,000 is payable pursuant to the sublease, with a minimum of $100 in years one through five and $200 in years six through fifty. Pursuant to the sublease, the Company is required to spend 5% of annual gross revenues on capital replacement and improvements, with carryover provisions allowing all or some portion of these amounts to be deferred to subsequent years. This sublease expires in 2046 and is guaranteed by the Parent. Additionally, the Company has entered into certain leases for equipment and golf carts that are classified as capital leases.

         Property under the sublease and the other capital leases is summarized as follows:

                                                                                              OCTOBER 31,
                                                                                      --------------------------
                                                                                          2000          1999
                                                                                      ------------  ------------
Buildings and land improvements.....................................................  $     24,715  $     24,715
Equipment...........................................................................         9,839        11,158
Less accumulated depreciation.......................................................        (8,354)       (7,769)
                                                                                      ------------  ------------
                                                                                      $     16,200  $     28,104
                                                                                      ============  ============

                   KSL RECREATION GROUP, INC. AND SUBSIDIARIES

               FOR THE YEARS ENDED OCTOBER 31, 2000, 1999 AND 1998
                             (DOLLARS IN THOUSANDS)


Total minimum payments due under capital leases at October 31, 2000 are summarized as follows:

                                                                             LAKE          OTHER
                                                                            LANIER        CAPITAL
                                                                           SUBLEASE       LEASES         TOTAL
                                                                          -----------    ---------    ----------
Year ending October 31:
     2001...............................................................  $     3,100    $  1,105    $    4,205
     2002...............................................................        3,125         951         4,076
     2003...............................................................        3,200         481         3,681
     2004...............................................................        3,200         131         3,331
     2005...............................................................        3,200           -         3,200
        Thereafter......................................................      133,600           -       133,600
                                                                          -----------    ---------    ----------
Total minimum lease payments............................................      149,425       2,668       152,093
Less amounts representing interest......................................     (118,165)       (296)     (118,461)
                                                                          -----------    ---------    ----------
Present value of minimum lease payments.................................       31,260       2,372        33,632
Less current portion....................................................          (30)       (896)         (926)
                                                                          -----------    ---------    ----------
Long-term portion.......................................................   $   31,230   $   1,476     $  32,706
                                                                          ===========    =========    ==========


9. INCOME TAXES

         The components of the Federal and state income tax expense (benefit) are as follows:


                                                                                      YEAR ENDED OCTOBER 31,
                                                                                -------------------------------
                                                                                2000          1999         1998
                                                                                ----          ----         ----
Current:
     Federal...........................................................     $  6,072       $  8,231      $    391
     State.............................................................        2,774          2,211           228
                                                                           ---------       ---------    ---------
                                                                               8,846         10,442           619
Deferred:
     Federal...........................................................        1,875          6,279        (6,664)
                                                                           ---------       ---------    ---------
     State.............................................................          268            897          (952)
                                                                           ---------       ---------    ---------
                                                                               2,143          7,176        (7,616)
                                                                           ---------       ---------    ---------
Total..................................................................    $  10,989       $ 17,618     $  (6,997)
                                                                           =========       =========    =========

         Taxes on income vary from the statutory Federal income tax rate applied to earnings before taxes on income as follows:

                                                                                     YEAR ENDED OCTOBER 31,
                                                                                -------------------------------
                                                                                2000          1999         1998
                                                                                ----          ----         ----
Statutory Federal income tax rate applied to earnings before income
   taxes                                                                   $   9,284      $  14,333     $   2,491
Increase (decrease) in taxes resulting from:
State income taxes, net of federal benefits............................        1,440          2,125           358
Change in valuation allowance..........................................            -              -       (11,071)
Benefits of lower federal income tax rate..............................            -              -           152
Sale of subsidiary.....................................................            -            435             -
Reduction in state tax carryforwards...................................            -             67           698
Other..................................................................          265            658           375
                                                                         -----------    -----------   -----------
                                                                         $    10,989    $    17,618   $    (6,997)
                                                                         ===========    ===========   ===========

                   KSL RECREATION GROUP, INC. AND SUBSIDIARIES

               FOR THE YEARS ENDED OCTOBER 31, 2000, 1999 AND 1998
                             (DOLLARS IN THOUSANDS)

         Deferred income tax assets and liabilities arising from differences between accounting for financial statement purposes and tax purposes at October 31, are as follows:

                                                                                                OCTOBER 31,
                                                                                             -----------------
                                                                                             2000         1999
                                                                                             ----         ----
 Deferred tax assets:
      Net operating loss carryforwards and AMT credit................................    $   3,533     $   6,261
      Capitalized lease..............................................................        1,408         1,452
      Deferred income................................................................          907           823
      Self-insured employee benefit programs.........................................        2,145         1,530
      Capitalized assets.............................................................          635           595
      Compensation related accruals..................................................        1,027           833
      Other..........................................................................        3,681         2,705
                                                                                        ----------     ---------
 Total deferred tax assets...........................................................       13,336        14,199
 Less valuation reserve..............................................................            -             -
                                                                                        ----------     ---------
         Deferred tax assets, net....................................................       13,336        14,199
 Deferred tax liabilities:
      Purchase price adjustment .....................................................       15,386        15,861
      Fixed assets...................................................................        5,789         5,079
      Prepaid real property taxes....................................................        1,576           834
      Amortization of intangibles....................................................        5,581         4,916
      Prepaid supplies...............................................................          577           462
      Other..........................................................................        1,334         1,810
                                                                                        ----------     ---------
         Total deferred tax liabilities..............................................       30,243        28,962
                                                                                        ----------     ---------
              Net deferred tax liability.............................................   $  (16,907)    $ (14,763)
                                                                                        ==========     =========


         At October 31, 2000, the Company has net operating loss carryforwards available to offset future taxable income of approximately $27,051, which will begin to expire in the year ending October 31, 2007.

10. STOCKHOLDER'S EQUITY

         During 1999, the Company received capital contributions of approximately $110,000 from the Parent. The contribution was used for the Grand Wailea acquisition (Notes 1 and 14).

         In January 1999, the Company's Parent exercised a put/call agreement it had with the Partner in one of the Company's subsidiaries. As a result, the Parent acquired an additional 7.61% interest in the Company's subsidiary, which it contributed to the Company. The Company recorded approximately $9,178 of goodwill related to the Parent's exercise of the put/call agreement.

         On September 14, 1999, the Company paid a dividend to the Parent of $8,000. At October 31, 1999, the Company distributed 100% of the common stock of a subsidiary effectively paying a cash dividend to the Parent of $102 and returning capital of $59,903. During 2000, the Company paid a dividend to the Parent of $16,140 and returned capital of $3,812. These dividends/return of capital are provided for under the terms of the Refinancings relating to the sale of specified real property (as defined) and corporate sale transactions (as defined), respectively.

         In December 1998, the number of authorized shares of the Company was increased to twenty-five thousand shares.

11. COMMITMENTS AND CONTINGENCIES

         The Company is a party to various litigation matters which are incidental to its business. Although the results of the litigation cannot be predicted with certainty, management believes that the final outcome of such matters will not have a material adverse affect on the Company's consolidated financial statements.

                   KSL RECREATION GROUP, INC. AND SUBSIDIARIES

               FOR THE YEARS ENDED OCTOBER 31, 2000, 1999 AND 1998
                             (DOLLARS IN THOUSANDS)

         Contractual obligations associated with construction in progress were not material to the Company's consolidated financial position as of October 31, 2000.

12.  REAL ESTATE TRANSACTIONS

         In July 1999, Doral sold for cash approximately ten acres of real property previously utilized as a nine hole, Par 3 golf course for $9,500. The Company recorded a gain, net of selling and closing costs, of approximately $8,000.

         During fiscal 2000 and 1999, Desert Resorts sold 26 and 42 homes for approximately $16,639 and $24,429, respectively (Note 13). The Company had other receivables of approximately $4,145 related to the sale of these homes as of October 31, 1999. Grand Traverse and Fairways Golf had combined real estate sales of $673, $487 and $887 for various land parcels in fiscal 2000, 1999 and 1998, respectively.

13. RELATED PARTY TRANSACTIONS

         Effective April 1, 1998, Desert Resorts entered into a management agreement with an unconsolidated affiliate, KSL Land II Corporation (Land II), whereby Land II will provide development services for the entitlement, subdivision, construction, marketing, and sale of approximately 98 single family detached units on approximately eleven acres of real estate currently owned by Desert Resorts. The development site is adjacent to the Desert Resorts' La Quinta Resort & Club. The contractor and project management fees for these services are calculated as 6.0% of the Project Sales Revenues, as defined. Also, Land II is to be paid by Desert Resorts a marketing fee in an amount equal to 2.75% of the Project Sales Revenues. Such marketing fee will be used by Land II primarily to pay marketing, sales and promotional expenses to third parties. The project is expected to have a thirty-six month build out ending in fiscal 2001. In fiscal 2000, 1999 and 1998, Desert Resorts paid $1,070, $1,554 and $330, respectively for project management fees and $493, $720 and $0, respectively for marketing fees.

         The Company provided financing to KSL Land of approximately $20,800 at April 30, 1997. This unsecured note receivable bore interest at 8% and was paid in full in October 1999. The Company recorded interest income of $1,946 and $1,797 in 1999 and 1998, respectively, related to this note receivable.

         During 2000, 1999 and 1998, the Company incurred $10,704, $9,800 and $8,750, respectively, of expenses to be reimbursed to the Parent. Such management fees and reimbursed expenses are included in corporate fee expense in the accompanying consolidated statements of operations.

         In connection with the Grand Wailea acquisition in Fiscal 1999, the Company paid $4,000 to a stockholder of the Parent for financial advisory services.

14.  ACQUISITIONS

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

                   KSL RECREATION GROUP, INC. AND SUBSIDIARIES

               FOR THE YEARS ENDED OCTOBER 31, 2000, 1999 AND 1998
                             (DOLLARS IN THOUSANDS)


         The following is the Company's unaudited pro forma consolidated results of operations for the years ended October 31, which assume the Claremont and the Grand Wailea transactions occurred as of November 1, 1997:

                                                                                  (in thousands, except per share data)
                                                                                             1999          1998
                                                                                             ----          ----
Revenues............................................................................     $ 463,324     $ 403,068
Income (loss) before income taxes...................................................        37,648          (895)
Net income..........................................................................        20,030         6,102
Basic and diluted earnings per share................................................        20,030         6,102

         The unaudited pro forma results do not necessarily represent results that would have occurred if the acquisition had taken place as of the beginning of the fiscal periods presented, nor do they purport to be indicative of the results that will be obtained in the future.

         Also, in the quarter ended April 30, 1998, the Company acquired, in separate transactions, two golf course facilities for an aggregate purchase price of approximately $14,800, including the assumption of certain liabilities of approximately $3,300. The acquisitions were financed under the revolving credit portion of the Company's credit facility. The operating results of the two facilities have been included in the Company's consolidated financial statements since acquisition. The pro forma results of operations of these two facilities were not material to the Company. These facilities were disposed of in fiscal 1999 as part of the sale of a subsidiary (Note 15).

15. SALE OF A SUBSIDIARY

         On September 30, 1999, the Company sold all of the common stock of its indirectly wholly-owned subsidiary, KSL Fairways Golf Corporation (Fairways
Golf) pursuant to a stock purchase agreement with a third party. The Company owned 100% of Fairways Golf, which owned an approximate 95.8% majority interest in TFG L.P. TFG L.P. and Fairways Golf operated 24 golf facilities, 22 of which were owned, principally in the mid-Atlantic, southeast and mid-western United States. The sales price for the common stock of Fairways Golf was approximately $132,500 paid in cash (exclusive of closing costs). The Company recorded a net gain of $22,393 from the sale.

         In January 1999, the Parent exercised a put/call agreement it had with the Partner in TFG L.P. As a result the Company's Parent acquired an additional 7.61% ownership interest in TFG L.P., which the Parent contributed to the Company. The Company recorded goodwill of $9,178.

         The Company had a note receivable from a former general partner in TFG L.P. of $708 as of October 31, 1999. The note accrued interest at 8% and was paid in full during 2000. In January 1999, the Partner became a stockholder of the Parent and pledged shares of the Parent's stock to the Parent, as security for repayment of this note.

                   KSL RECREATION GROUP, INC. AND SUBSIDIARIES

               FOR THE YEARS ENDED OCTOBER 31, 2000, 1999 AND 1998
                             (DOLLARS IN THOUSANDS)

16.  UNAUDITED QUARTERLY FINANCIAL INFORMATION

                                                                            (in thousands, except per share data)
                                                                FIRST         SECOND        THIRD         FOURTH
                                                               QUARTER       QUARTER       QUARTER       QUARTER            TOTAL
                                                               -------       -------       -------       -------            -----
For the year ended October 31, 2000:
Revenues..................................................     $  103,878    $  143,974    $  113,210    $  103,909      $  464,971
Income from operations....................................         14,409        39,434        14,233        11,997          80,073
Net income (loss) ........................................          1,397        17,011           395        (2,663)(A)      16,140
Basic and diluted earnings (loss) per share...............          1,397        17,011           395        (2,663)         16,140

For the year ended October 31, 1999:
Revenues..................................................     $   87,114    $  126,726    $  125,193    $  114,687 (B)  $  453,720
Income from operations....................................          9,247        32,919        24,980         2,329 (C)      69,475
Net income (loss) ........................................         (1,024)       11,743         6,920         5,693 (D)      23,332
Basic and diluted earnings (loss) per share...............         (1,024)       11,743         6,920         5,693          23,332

(a)      Fourth quarter includes a loss on disposal of fixed assets of $3,248.
(b) Fourth quarter includes revenues from the sale of single-family homes of $19,803.
(c) Fourth quarter includes an increase in workers' compensation expense of $1,330 due to a change in industry-wide experience rating.
(d) Fourth quarter includes a pre-tax gain of $22,393 from the sale of a subsidiary (Note 15).

17.  SEGMENT INFORMATION

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

         The Company's reportable operating segments include the Resort segment and the Real Estate segment. The Resort segment provides service-based recreation through resorts, spas, golf courses, private clubs and activities related thereto. For financial reporting purposes, individual properties included in the Resort segment have been aggregated because of their common economic and operating characteristics. The Real Estate segment develops and sells real estate in and around the Company's Resort operations. The Company's Real Estate segment exists to support and enhance growth of the Company's Resort segment (Note 12). The Company utilizes the expertise of an affiliate Company in determining real estate projects to undertake. Both of the Company's operating segments are within the United States.

         The accounting policies of the Company's operating segments are the same as those described in Note 2, Summary of Significant Accounting Policies. The Company evaluates performance based on stand alone segment income reduced by direct expenses. Because the Company does not evaluate performance based on segment net income at the operating segment level, the Company's non- operating expenses are not tracked internally by segment. Therefore, such information is not presented.

                   KSL RECREATION GROUP, INC. AND SUBSIDIARIES

               FOR THE YEARS ENDED OCTOBER 31, 2000, 1999 AND 1998
                             (DOLLARS IN THOUSANDS)

         Reportable segment data for the year ended October 31, are as follows:

                                                                                  RESORT         REAL ESTATE     CONSOLIDATED
                                                                                -----------      ------------    ------------
      Year ended October 31, 2000
      Revenues.............................................................      $  447,659         $  17,312       $  464,971
      Income from operations...............................................          76,415             3,658           80,073

      Year ended October 31, 1999
      Revenues............................................................          419,304         $  34,416          453,720
      Income from operations...............................................          58,176            11,299           69,475

      Year ended October 31, 1998
      Revenues.............................................................         296,978               887          297,865
      Income from operations...............................................          41,624                84           41,708

The Real Estate segment's identifiable assets were $8,496 and $13,918 at October 31, 2000 and 1999, respectively. All of the remaining assets of the Company are related to the Resort segment, other than the deferred income taxes which is considered a corporate asset and is not identifiable to either segment. Substantially all of the Company's capital expenditures and depreciation and amortization expense relates to the Resort segment.

Revenues for the resort segment for the years indicated are as follows:

                                                                      YEAR ENDED OCTOBER 31,
                                                                2000           1999           1998
                                                                ----           ----           ----
   Resort revenue:
        Rooms............................................   $  172,338     $  145,557      $  83,892
        Food and beverage................................      112,897        103,884         74,706
        Golf fees........................................       32,809         48,592         48,529
        Dues and fees....................................       21,596         30,602         28,716
        Merchandise......................................       21,800         20,495         16,300
        Spa .............................................       23,458         17,255          6,639
        Other............................................       62,761         52,919         38,196
                                                           ------------   -----------    -----------
            Total resort revenue.........................      447,659        419,304        296,978

18.  INSURANCE LOSS

         During 2000 and 1999, Doral's buildings and golf courses were flooded and damaged due to heavy rains from an unnamed tropical depression and Hurricane Irene, respectively. The Company is insured for these losses and expects to recover $759 in connection with the tropical depression, which has been recorded as other receivables in the accompanying consolidated financial statements. The Company recorded $1,032 in other receivables as of October 31,1999 in connection with Hurricane Irene, which was fully recovered during 2000. In fiscal 2000 and 1999, the Company recorded losses of $100 and $438, respectively, which are net of the insurance receivables.

                   KSL RECREATION GROUP, INC. AND SUBSIDIARIES

               FOR THE YEARS ENDED OCTOBER 31, 2000, 1999 AND 1998
                             (DOLLARS IN THOUSANDS)

19.  SUBSEQUENT EVENTS

         On December 22, 2000, the Company, through a wholly-owned subsidiary, acquired certain assets and assumed certain liabilities comprising the Arizona Biltmore Resort & Spa (the "Property"), located in Phoenix, Arizona, pursuant to an agreement of purchase and sale between Biltmore Hotel Partners, LLLP, an Arizona limited liability limited partnership ("Seller"), and the Company dated December 22, 2000 ("Agreement"). The Company, by unanimous consent of the Board of Directors, approved and assigned the Agreement and all rights, title, interest and obligations thereunder to a newly formed, wholly-owned subsidiary of the Company, KSL Biltmore Resort, Inc., a Delaware corporation.

         The purchase price of the Property was $335.0 million (excluding transaction costs of approximately $5.3 million and a working capital purchase adjustment of $8.3 million). The Company financed the acquisition with cash and debt issued under its Amended and Restated Credit Agreement (as amended December 22, 2000) with various financial institutions, Credit Suisse First Boston, The Bank of Nova Scotia and Salomon Smith Barney. In addition, the Company assumed a mortgage of $59.4 million, secured by the Property. The acquisition was accounted for using the purchase method of accounting.

         Concurrent with the acquisition of the Arizona Biltmore on December 22, 2000, the Company amended its credit facility. The Amended and Restated Credit Facility allows for maximum borrowings of $529.3 million including Term A and Term B loans of $48.5 million each, a Term C loan of $175.0 million and maximum borrowings under a revolving credit facility of $257.3 million, decreasing to $239.7 million, $216.1 million and $186.6 million in May 2001, 2002 and 2003, respectively. Borrowings under the Amended and Restated Credit Facility as of December 22, 2000 bear interest at variable rates up to 2.875% above LIBOR or 1.875% above the Syndication Agent's Base Rate.

                                    PART III

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS

         Set forth below are the names, ages and positions of the directors and executive officers of the Company (unless otherwise specified), together with other key executive officers of the Company's subsidiaries and the Parent. The terms of each of the directors will expire annually upon the election and qualification at the annual meeting of shareholders.

                 NAME                      AGE                                 POSITION
                 ----                      ---                                 --------
DIRECTORS AND EXECUTIVE OFFICERS:
Michael S. Shannon                          42     President, Chief Executive Officer and Director
Larry E. Lichliter                          57     Executive Vice President and Director;  (effective until February
                                                   1, 2001) Chief Financial Officer and Treasurer
Eric C. Resnick                             28     Vice President,  Chief Financial Officer and Treasurer (effective
                                                   February 1, 2001)
Nola S. Dyal                                51     Vice President, General Counsel and Secretary
Scott M. Dalecio                            38     Vice President of Resort Operations
E. D. "Murray" Bryant                       54     Vice President of Direct Marketing and Sales
Doris Allen-Kirchner                        48     Vice President of Human Resources
James E. Wanless                            47     Vice President of Club and Membership Development
Thomas F. McGrath                           50     Vice President of Merchandising and Events
Gary M. Beasley                             35     Vice President of Business Development
Peter L. Faraone                            47     Vice President of Sales
Michael R. Donahue                          47     Vice President of Marketing
Samuel J. Barton                            34     Corporate Controller
Henry R. Kravis                             56     Director
George R. Roberts                           57     Director
Paul E. Raether                             54     Director
Michael T. Tokarz                           51     Director
Scott M. Stuart                             41     Director
Alexander Navab, Jr.                        35     Director

         MICHAEL S. SHANNON. Mr. Shannon has been a Director and the President and Chief Executive Officer of the Company since its formation. Mr. Shannon was a founding stockholder of the Parent and has served as a Director and President and Chief Executive Officer of the Parent since its inception. Mr. Shannon is also a Director of each of the Company's subsidiaries and serves as either President or Executive Vice President of each subsidiary. Prior to forming the Parent, Mr. Shannon was President and Chief Executive Officer of Vail Associates in Vail, Colorado. Mr. Shannon is a director of ING Insurance Holdings and ING Direct.

         LARRY E. LICHLITER. Mr. Lichliter has been a Director and Executive Vice President of the Company since its formation. Mr. Lichliter was a founding stockholder of the Parent and has served as a Director and its Executive Vice President since its inception. He served as Chief Operating Officer of the Parent from its inception through December 1996. He was elected Chief Financial Officer and Treasurer of the Company on December 29, 2000 to serve in that capacity until February 1, 2001. Mr. Lichliter is also a Director and serves as either President or Executive Vice President of each of the Company's subsidiaries. Mr. Lichliter began his career as Controller for Vail Associates in 1977 before becoming Director of Finance for Beaver Creek Resort, and later serving as Senior Vice President of Operations for Vail Associates.

         ERIC C. RESNICK. Mr. Resnick has been elected, effective February 1, 2001, Vice President, Chief Financial Officer and Treasurer of the Company and the Parent. Mr. Resnick will also serve as Vice President, Chief Financial Officer and/or Treasurer for each of the Company's subsidiaries. Prior to joining the Company, Mr. Resnick was employed by Vail Resorts, Inc. where he served most recently as Vice President, Strategic Planning and Investor Relations and previously as Corporate Treasurer and in other capacities. Prior to Vail Resorts, Mr. Resnick was a consultant with McKinsey and Company.

         NOLA S. DYAL. Ms. Dyal has been Vice President, General Counsel and Secretary of the Company since its formation. Ms. Dyal joined the Parent in November 1993 as Vice President, General Counsel and Secretary. Ms. Dyal also serves as Vice President, General Counsel and Secretary for each of the Company's subsidiaries. From 1986 to 1993, Ms. Dyal was Vice President, General Counsel and Secretary of Vail Associates.

         SCOTT M. DALECIO. Mr. Dalecio was elected Vice President of Resort Operations of the Company and the Parent on January 11, 2000. He currently serves in that capacity and as President of the Company's Resort Operations Division, as well as President or Vice President of all of the Company's subsidiaries. Mr. Dalecio has been President of KSL Desert Resorts, Inc. since March 1996. Prior thereto, Mr. Dalecio held several management positions with the La Quinta Resort & Club since joining La Quinta Resort & Club in 1986, including President and General Manager.

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

         DORIS ALLEN-KIRCHNER. Ms. Allen-Kirchner has been Vice President of Human Resources of the Company and the Parent since October 1997. From November 1994 to September 1997, Ms. Allen-Kirchner served as a Management Consultant to Quorum Health Resources, Inc. Prior to that, Ms. Allen-Kirchner was Chief Operations Officer for Vail Valley Medical Center in Vail, Colorado since 1985.

         JAMES E. WANLESS. Mr. Wanless has been Vice President of Club and Membership Development of the Company since its formation. Mr. Wanless joined the Parent in September 1996 as Vice President of Club and Membership Development. From 1995 to 1996, Mr. Wanless was a Director and Senior Vice President of Membership Marketing International. For more than five years prior to joining the Parent, Mr. Wanless was a senior partner of the law firm Hillier and Wanless.

         THOMAS MCGRATH. Mr. McGrath has been Vice President of Merchandising and Events of the Company since its formation. Mr. McGrath joined the Parent in June 1996 as Vice President of Merchandising and Events. From 1988 until joining the Parent, Mr. McGrath was Vice President of Merchandising with Silver Dollar City, Inc. in Branson, Missouri.

         GARY M. BEASLEY. Mr. Beasley became Vice President of Business Development for the Parent in November 1999 and served as and Vice President of Acquisitions for the Company from October 1998 to November 1999. He joined the Parent in June 1995 as an Associate in Business Development and became Director of Acquisitions in December 1996. Prior to joining the Parent, Mr. Beasley was an Associate at Security Capital Group, Inc. from September 1993 to June 1995.

         PETER L. FARAONE. Mr. Faraone became Vice President of Sales of the Company and the Parent in November 1999. Mr. Faraone was Director of Sales of the Company from June 1998 through November 1999. From 1995 through June of 1998 Mr. Faraone was Vice President of Sales Marketing of Sierra Tucson Lifestyles , located in Arizona. From 1984 to June of 1995, Mr. Faraone served in several positions with Ritz Carlton Hotels, the last of which was General Manager of the Ritz Carlton Tysons Corner.

         MICHAEL DONAHUE. Mr. Donahue became Vice President of Marketing of the Company and the Parent in September 2000. Mr. Donahue was Senior Vice President of Marketing of Pegasus Solutions from May 1997 through June 1999. From September 1988 through April 1997, Mr. Donahue was Vice President of Marketing of Lane Hospitality.

         SAMUEL J. BARTON. Mr. Barton has been Corporate Controller of the Company and the Parent since August 2000. Mr. Barton is also the Corporate Controller of all of the Company's subsidiaries. From July 1997 through August 2000, Mr. Barton was Director of Financial Reporting at United States Filter Corporation. From 1994 through June of 1997, Mr. Barton worked as a certified public accountant for KPMG Peat Marwick LLP.

         HENRY R. KRAVIS. Mr. Kravis, Founding Partner of KKR, is a Director of the Parent and the Company and a managing member of the Executive Committee of the limited liability company which serves as the general partner of KKR. Mr. Kravis is also a Director of Accuride Corporation, Amphenol Corporation, Borden, Inc., The Boyds Collection, Ltd., Evenflo Company, Inc., The Gillette Company, IDEX Corporation, KinderCare Learning Centers, Inc., KSL Golf Holdings, Inc., KSL Land Corporation, Owens-Illinois, Inc., PRIMEDIA Inc., Regal Cinemas, Sotheby's Holdings, Inc. and Spalding Holdings Corporation.

         GEORGE R. ROBERTS. Mr. Roberts, Founding Partner of KKR, is a Director of the Parent and the Company and a managing member of the Executive Committee of the limited liability company which serves as the general partner of KKR. He is also a Director of Accuride

Corporation, Amphenol Corporation, Borden, Inc., The Boyds Collection, Ltd., Dayton Power & Light, Evenflo Company, Inc., IDEX Corporation, KinderCare Learning Centers, Inc., KSL Land Corporation, Owens-Illinois, Inc., PRIMEDIA Inc., Safeway, Inc. and Spalding Holdings Corporation.

         PAUL E. RAETHER. Mr. Raether is a Director of the Parent and the Company and is a member of the limited liability company which serves as the general partner of KKR. He is also a Director of IDEX Corporation, KSL Land Corporation and Regal Cinemas. Mr. Raether joined KKR in 1980.

         MICHAEL T. TOKARZ. Mr. Tokarz is a Director of the Parent and the Company and is a member of the limited liability company which serves as the general partner of KKR. Prior to 1993, Mr. Tokarz was an Executive at KKR. He is also a Director of Evenflo Company, Inc., IDEX Corporation, KSL Golf Holdings, Inc., KSL Land Corporation, PRIMEDIA, Inc., Spalding Holdings Corporation and Walter Industries, Inc. Mr. Tokarz joined KKR in 1985.

         SCOTT M. STUART. Mr. Stuart is a Director of the Parent and the Company and is a member of the limited liability company which serves as the general partner of KKR. Prior to 1995, Mr. Stuart was an Executive at KKR. In addition, Mr. Stuart is a Director of AEP Industries, Inc., Borden, Inc., The Boyds Collection, Ltd., DPL Inc. (The Dayton Power & Light Co.), KSL Golf Holdings, Inc. and KSL Land Corporation. Mr. Stuart joined KKR in 1986.

         ALEXANDER NAVAB, JR. Mr. Navab is a Director of the Parent and the Company and is a member of the limited liability company which serves as the general partner of KKR. Prior to 2001, Mr. Navab was an Executive at KKR.. Prior to joining KKR in 1993, Mr. Navab was employed by James D. Wolfensohn Incorporated. He is also a Director of Borden, Inc., CAIS Internet, Inc., Intermedia Communications, Inc., KSL Land Corporation and Regal Cinemas.

         Messrs. Kravis and Roberts are first cousins.

         The business address of Messrs. Kravis, Raether, Tokarz, Stuart and Navab is 9 West 57th Street, Suite 200, New York, New York 10019 and the business address of Mr. Roberts is 2800 Sand Hill Road, Suite 200, Menlo Park, California 94025.

         The following directors have been appointed to serve on the Company's Executive Committee during fiscal 2001: Messrs. Kravis, Raether, Tokarz and Shannon. The following directors have been appointed to serve on the Company's Audit Committee during fiscal 2001: Messrs. Stuart, Navab and Lichliter.

ITEM 11.    EXECUTIVE COMPENSATION

         The following table presents certain summary information concerning compensation paid or accrued by the Parent for services rendered in all capacities for the fiscal years ended October 31, 2000, 1999 and 1998 for (i) the chief executive officer of the Company and (ii) each of the four other most highly compensated executive officers of the Company, determined as of October 31, 2000 (collectively, the "Named Executive Officers").

                       SUMMARY COMPENSATION TABLE (1) (2)

-------------------------------------------------------------------------------------------------------------------------------
                                                                   ANNUAL                     LONG-TERM
                                                                COMPENSATION                 COMPENSATION
                                                     --------------------------------------------------------
                                                                                                AWARDS
                                                                                          -------------------
                 NAME AND                                                                     SECURITIES         ALL OTHER
            PRINCIPAL POSITION                                                                UNDERLYING        COMPENSATION
                                             YEAR         SALARY             BONUS           OPTION/SARS
-------------------------------------------------------------------------------------------------------------------------------
Michael S. Shannon -                         2000          600,000            800,000             8,945             103,300 (3)
President and Chief Executive Officer        1999          500,000            700,000             1,947              73,775
                                             1998          500,000            600,000                 -              27,864

Larry E. Lichliter -                         2000          300,000            250,000             5,361              29,962 (4)
Executive Vice President                     1999          275,000            300,000             1,800              30,035
                                             1998          275,000            225,000                 -              29,962

John K. Saer, Jr. -                          2000          325,000            300,000             5,275               5,097 (5)
Vice President, Chief Financial Officer      1999          275,000            300,000             5,100               6,473
and Treasurer                                1998          275,000            200,000               707                   -

Nola S. Dyal -                               2000          300,000            125,000             2,551                   - (6)
Vice President, General Counsel and          1999          260,000            100,000             1,500                   -
Secretary                                    1998          250,000             90,000               477                   -

Scott M. Dalecio -                           2000          275,000            150,000             2,363               2,806 (7)
Vice President of Resort Operations          1999          250,000            125,000             1,300                   -
                                             1998          200,000            100,000                 -                   -
------------------------------------------- -------- ------------------ ----------------- ------------------- -----------------

(1) The Parent has and will continue to pay all compensation for the Named Executive Officers; however, the Company will reimburse the Parent for the amount of all such compensation that is directly attributable to the operations of the Company. See "Certain Relationships and Related Transactions."
(2) The Named Executive Officers spend between 90% to 98% of their time on Company matters, with the exception of Mr. Lichliter who spends approximately 5% to 10% of his time on work related to the Company. Mr. Lichliter spends between 90% to 95% of his time on work related to KSL Land, an affiliate of the Company.
(3) Represents cost of premiums for long-term disability insurance, Directors' compensation, and compensation for personal use of the Parent's corporate aircraft.
(4) Represents cost of premiums for long-term disability insurance and for Directors' compensation. In Fiscal 2000, the Parent purchased 3,297 options to purchase the Parent's common stock from Mr. Lichliter for $1,800 per share, less the exercise price of $500 per share. See "Transactions with Management" included elsewhere herein.
(5) Represents compensation for personal use of the Parent's corporate aircraft. In Fiscal 2000, the Parent purchased 2,182 options to purchase the Parent's common stock from Mr. Saer for $1,800 per share, less the exercise price of $500 per share. See "Transactions with Management" included elsewhere herein. Mr. Saer served as the Company's Vice President, Chief Financial Officer and Treasurer through December 31, 2000.
(6) In Fiscal 2000, the Parent purchased 1,051 options to purchase the Parent's common stock from Ms. Dyal for $1,800 per share, less the exercise price of $500 per share. The Parent purchased 700 Common Stock Options from Ms. Dyal during fiscal 1998 at $2,000 per share, less the exercise price of $500 per share. See "Transactions with Management" included elsewhere herein.
(7) Represents compensation for personal use of the Parent's corporate aircraft. In Fiscal 2000, the Parent purchased 363 options to purchase the Parent's common stock from Mr. Dalecio for $1,800 per share, less the exercise price of $500 per share. See "Transactions with Management" included elsewhere herein.

STOCK OPTIONS OF THE PARENT

STOCK OPTION PLAN

         The Parent adopted the KSL Recreation Corporation 1995 Stock Purchase and Option Plan (the "Plan"), providing for the issuance to certain officers and key employees (the "Optionees") of up to 77,225 shares of common stock of the Parent ("Stock"). The number of shares of common stock of the Parent for this Plan was increased to 125,908 during 2000. Unless sooner terminated by the Parent's Board of Directors, the Plan will expire on June 30, 2005.

         The Compensation Committee of the Parent's Board of Directors, consisting of Messrs. Kravis and Tokarz (the "Committee"), administers the Plan. The Committee has the authority to determine the forms and amounts of awards made to Optionees (each, a "Grant"). Such Grants may take a variety of forms in the Committee's sole discretion including "incentive stock options" under
Section 422 of the Code, other Stock options, stock appreciation rights, restricted Stock, purchase Stock, dividend equivalent rights, performance rights, performance shares or other stock-based grants.


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

         Options granted under the Plan pursuant to a Stock Option Agreement expire upon the earliest of (i) ten years from the date of the grant, (ii) the date the option is terminated under the circumstances set forth in the Common Stock Purchase Agreement (as defined below), (iii) the termination of the Optionee's employment because of criminal conduct (other than traffic violations), (iv) if prior to the vesting 100% of Optionee's Options, the termination of employment for any reason other than involuntary termination of employment without cause, death, disability or retirement after the age of 65 and (v) if the Committee so determines, the merger or consolidation of the Parent into another corporation or the exchange or acquisition by another corporation of all or substantially all of the Parent's assets or 80% of the Parent's then outstanding voting stock, or the reorganization, recapitalization, liquidation or dissolution of the Parent.

MANAGEMENT COMMON STOCK PURCHASE AGREEMENTS

         If an Optionee exercises options under his or her Stock Option Agreement, he or she is required to enter into a Common Stock Purchase Agreement with the Parent. None of these employees (the "Management Stockholders") has exercised any options to date. Pursuant to each Common Stock Purchase Agreement, the Management Stockholder may not transfer any shares of Stock acquired thereby or upon exercise of vested options granted under the Plan (collectively, the "Plan Shares") within five years (although certain Management Stockholders may transfer their Plan Shares after they have been fully vested) after the date set forth in his or her Common Stock Purchase Agreement (the "Purchase Trigger Date").

         Each Common Stock Purchase Agreement provides the Management Stockholder with the right to require the Parent to repurchase all of Management Stockholder's Plan Shares and pay Management Stockholder (or his or her estate or Management Stockholder Trust) a stated price for cancellation of options if
(a) the Management Stockholder's employment is terminated as a result of his or her death or permanent disability, (b) the Management Stockholder dies or becomes permanently disabled after having retired from the Parent at or after age 65 after having been employed by the Parent for at least three years after the Purchase Trigger Date or (c) with the prior consent of the Parent's Board of Directors (which consent will not be withheld unless the Board reasonably determines that the Parent would be financially impaired if it made such a purchase), or (d) the Management Stockholder retires from the Parent on or after age 65 after having been employed by the Parent for at least three years after the Purchase Trigger Date. The Management Stockholder also has the right, until the later of five years after the Purchase Trigger Date or the first public offering in which the Partnerships participate, to have the Parent register a stated percentage of his Plan Shares under the Securities Act in connection with certain public offerings. (See Security Ownership of Certain Beneficial Owners and Management).

         Each Common Stock Purchase Agreement also provides the Parent with (a) prior to a public offering, the right of first refusal to buy Plan Shares owned by each Management Stockholder on essentially the same terms and conditions as such Management Stockholder proposes in a sale of his Plan Shares to another bona fide third party purchaser and (b) the right to repurchase all of the Management Stockholder's Plan Shares and pay him a stated price for cancellation of his Options if (i) the Management Stockholder's employment is involuntarily terminated with cause, (ii) the Management Stockholder terminates his or her employment other than by reason of death, disability or retirement on or after the age of 65 or (iii) the Management Stockholder effects an unpermitted transfer of Plan Shares.

         Upon a change of control of the Parent, the transfer restrictions, right of first refusal, and certain other rights with respect to sale and repurchase of the Plan Shares and cancellation of Options as described above will lapse.

         The repurchase price of the Plan Shares under the Common Stock Purchase Agreements depends upon the nature of the event that triggers the repurchase and whether such repurchase occurs at the election of the Management Stockholder or the Parent. Generally, if the repurchase is at the Management Stockholder's election, the repurchase price per share will be the book value per share (as defined in the Common Stock Purchase Agreement) of Stock or, if the Stock is publicly traded, the market value per share of Stock. Generally, if the repurchase is at the Parent's election, the repurchase price per share will be the lesser of (a) the book value per share (as defined in the Common Stock Purchase Agreement) of Stock (or if the Stock is publicly traded, the market value per share) and (b) the exercise price.


OPTION GRANTS IN THE PARENT FOR FISCAL YEAR 2000 AND POTENTIAL REALIZABLE VALUES

         The following sets forth as to each of the Named Executive Officers information with respect to options granted during fiscal year 2000: (i) the number of shares of common stock underlying options granted; (ii) the percent of total options granted to employees in fiscal year 2000; (iii) the exercise price of such options; (iv) the expiration date of such options and (v) the potential realizable values at assumed rates of such options.

                                                      OPTION GRANTS IN FISCAL 2000
                                 --------------------------------------------------------------------
                                           Individual Grants
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                      POTENTIAL REALIZABLE VALUE AT
                                            PERCENT OF TOTAL                                             ASSUMED ANNUAL RATES OF
                                           OPTIONS GRANTED TO                                         STOCK PRICE APPRECIATION FOR
                                OPTIONS       EMPLOYEES IN       EXERCISE                                      OPTION TERM
NAME                            GRANTED        FISCAL YEAR         PRICE         EXPIRATION DATE          5%($)           10%($)
------------------------------------------------------------------------------------------------------------------------------------
Michael S. Shannon                2,945            8.0%            $ 1,800      September 1, 2010   $  3,333,770      $  8,448,429
                                  6,000           16.3%            $ 1,800      September 1, 2010      6,792,062        17,212,419
Larry E. Lichliter                3,861           10.5%            $ 1,800      September 1, 2010      4,370,692        11,076,191
                                  1,500            4.1%            $ 1,800      September 1, 2010      1,698,015         4,303,105
John K. Saer, Jr.                 2,275            6.2%            $ 1,800      September 1, 2010      2,575,323         6,526,375
                                  3,000            8.2%            $ 1,800      September 1, 2010      3,396,031         8,606,209
Nola S. Dyal                      1,051            2.9%            $ 1,800      September 1, 2010      1,189,743         3,015,042
                                  1,500            4.1%            $ 1,800      September 1, 2010      1,698,015         4,303,105
Scott M. Dalecio                    363            1.0%            $ 1,800      September 1, 2010        410,920         1,041,351
                                  2,000            5.4%            $ 1,800      September 1, 2010      2,264,021         5,737,473

         The following table sets forth, as to each of the Named Executive Officers, information with respect to option exercises during fiscal year 2000 and the status of their options on October 31, 2000: (i) the number of shares of common stock underlying options exercised during fiscal year 2000, (ii) the aggregate dollar value realized upon the exercise of such options, (iii) the total number of exercisable and unexercisable stock options held on October 31, 2000 and (iv) the aggregate dollar value of in-the-money exercisable and unexercisable options on October 31, 2000.

                                               AGGREGATED OPTION EXERCISES AND FISCAL YEAR END
                                                      OPTION VALUES AT OCTOBER 31, 2000
                                                      ---------------------------------
                                                               NUMBER OF SECURITIES
                                 NUMBER OF                    UNDERLYING UNEXERCISED             VALUE OF UNEXERCISED
                                   SHARES                              OPTIONS                 IN-THE-MONEY OPTIONS AT
                                ACQUIRED ON      VALUE          AT OCTOBER 31, 2000                OCTOBER 31, 2000
       NAME                       EXERCISE      REALIZED    (EXERCISABLE/UNEXERCISABLE)    (EXERCISABLE/UNEXERCISABLE) (1)
       ----                       --------      --------    ---------------------------    -------------------------------
       Michael S. Shannon            -             -               22,744  /  10,892          $29,567,200  /  $1,070,850
       Larry E. Lichliter            -             -                9,349  /   7,161           12,153,700  /     440,000
       John K. Saer, Jr.             -             -                2,274  /  10,375            2,956,200  /     880,000
       Nola S. Dyal                  -             -                1,051  /   4,051            1,366,300  /     440,000
       Scott M. Dalecio              -             -                  362  /   3,663              470,600  /     440,000

(1) The Common Stock is not publicly traded and the value of the options represents management's best judgment of value at October 31, 2000 as calculated using the "Black-Scholes" model of option valuation.

MANAGEMENT INCENTIVE BONUSES

         Certain members of management of the Parent and the Company and its subsidiaries, including departmental managers and executive officers, including Named Executive Officers, are eligible to receive cash bonuses in addition to their annual salary compensation. Such awards are based on the performance of such individuals as determined by their direct supervisors and other senior management and the financial performance of the Parent, the Company and its subsidiaries.

OPTIONS AND PARTNERSHIP INTERESTS IN AFFILIATES

         Certain executive officers received options or partnership interests in KSL Foster Land, L.P. ("Foster") during fiscal year 2000. Foster was dissolved during fiscal 2000, and its net assets were distributed to its partners including certain executive officers. Prior to and during fiscal 1997, certain executive officers received options and partnership interest in KSL Land and other partnerships affiliated therewith, but no allocation has been made for distribution of partnership interests related to these partnerships.

BOARD COMPENSATION

         All directors are reimbursed for their usual and customary expenses incurred in attending all Board and committee meetings. Each director receives an aggregate annual fee of $25,000 for serving on the Parent's and the Company's Boards of Directors.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         The following directors participated in deliberations of the Parent's board of directors concerning executive officer compensation during fiscal year 2000 and have been appointed to serve on the Parent's Compensation Committee during fiscal year 2000: Messrs. Kravis and Tokarz. During fiscal year 2000, no executive officer of the Parent served as a member of the compensation committee of another entity or as a director of another entity, one of whose executive officers served on the compensation committee or board of directors of the Parent.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth as of January 15, 2001 certain information concerning the ownership of shares of Common Stock of the Parent by
(i) persons who own beneficially more than 5% of the outstanding shares of Common Stock; (ii) each person who is a director of the Company; (iii) each person who is a Named Executive Officer; and (iv) all directors and executive officers of the Company as a group. The Parent owns 100% of the common stock of the Company. As of January 15, 2001, there are 551,168 shares of Common Stock of the Parent outstanding.

                                                                                    AMOUNT AND NATURE OF     PERCENT
                                                                                         BENEFICIAL             OF
         NAME OF BENEFICIAL OWNER                                                      OWNERSHIP (9)          CLASS
         ---------------------------------------------------------------------------------------------------------------
         KKR Associates, L.P. ..................................................           458,689 (1)         83.22
         c/o Kohlberg Kravis Roberts & Co.
             9 West 57th Street
             New York, New York  10019
         KKR 1996 GP, LLC.......................................................            81,320 (2)         14.75
         c/o Kohlberg Kravis Roberts & Co.
             9 West 57th Street
             New York, New York  10019
         Michael S. Shannon.....................................................            28,161 (3)          4.87
         Larry E. Lichliter.....................................................            12,256 (4)          2.18
         John K. Saer, Jr. .....................................................             6,972 (5)          1.25
         Nola S. Dyal...........................................................             2,701 (6)             *
         Scott M. Dalecio.......................................................             1,880 (7)             *
         All Executive Officers and Directors as a Group (18 persons) ..........            57,882 (8)          9.54

*  Denotes less than one percent.

(1) Shares of Common Stock shown as beneficially owned by KKR Associates, L.P. are held as follows: approximately 71.4% by Resort Associates, L.P., approximately 10.2% by Golf Associates, L.P. and approximately 1.7% by KKR Partners II, L.P. (collectively, the "Initial Partnerships"). KKR Associates, L.P., a limited partnership, is the sole general partner of each of the Partnerships and possesses sole voting and investment power with respect to such shares. The general partners of KKR Associates, L.P. are Henry R. Kravis, George R. Roberts, Robert I. MacDonnell, Paul E. Raether, Michael W. Michelson, James H. Greene, Jr., Michael T. Tokarz, Perry Golkin, Clifton S. Robbins, Scott M. Stuart, Edward A. Gilhuly and Alexander Navab, Jr. Messrs. Kravis, Roberts, Raether, Tokarz, Stuart and Navab are also directors of the Company. Each of such individuals may be deemed to share beneficial ownership of the shares shown as beneficially owned by KKR Associates, L.P. Each of such individuals disclaims beneficial ownership of such shares.

(2) Shares of Common Stock shown as beneficially owned by KKR 1996 GP LLC are owned of record by KKR 1996 Fund L.P. KKR 1996 GP LLC is the general partner of KKR Associates 1996 L.P., which is the general partner of KKR 1996 Fund L.P. (the "New Partnership"). The members of KKR 1996 GP LLC are Messrs. Kravis, Roberts, MacDonnell, Raether, Michelson, Greene, Tokarz, Golkin, Robbins, Stuart, Gilhuly, Navab, Todd Fisher, Johannes Huth and Neil Richardson. Messrs. Kravis, Roberts, Raether, Tokarz, Stuart and Navab are also directors of the Company. Messrs. Kravis and Roberts constitute the management committee of KKR 1996 GP LLC. Each of such individuals may be deemed to share beneficial ownership of the shares shown as beneficially owned by KKR 1996 GP LLC. Each of such individuals disclaims beneficial ownership of such shares. The Initial Partnerships and the New Partnership are collectively referred to as the "Partnerships."

(3)      Includes options to purchase 26,504 shares exercisable within 60 days.
(4)      Includes options to purchase 11,856 shares exercisable within 60 days.
(5)      Includes options to purchase 6,072 shares exercisable within 60 days.
(6)      Includes options to purchase 2,501 shares exercisable within 60 days.
(7)      Includes options to purchase 1,670 shares exercisable within 60 days.
(8)      Includes options to purchase 55,420 shares exercisable within 60 days.
(9) The nature of beneficial ownership for all of the shares listed is sole voting and investment power.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

TRANSACTIONS WITH KKR

         KKR Associates, L.P. and KKR 1996 GP LLC beneficially own approximately 83.22% and 14.75% (75.62% and 13.41%, on a fully diluted basis), respectively, of the Parent's outstanding shares of Common Stock as of January 15, 2001. The general partners of KKR and the members of KKR 1996 GP LLC are Messrs. Henry R. Kravis, George R. Roberts, Robert I. MacDonnell, Paul E. Raether, Michael W. Michelson, Michael T. Tokarz, James H. Greene, Jr., Perry Golkin, Clifton S. Robbins, Scott M. Stuart, Edward A. Gilhuly, Todd Fisher, Alexander Navab, Jr., Neil Richardson and Johannes Huth. Messrs. Kravis, Roberts, Raether, Tokarz, Stuart and Navab are also directors of the Company. Each of the general partners of KKR Associates, L.P. is also a member of the limited liability company which serves as the general partner of Kohlberg Kravis Roberts & Co. ("KKR"). KKR receives an annual fee of $500,000 in connection with providing financial advisory services to the Parent and may receive customary investment banking fees for services rendered to the Parent and/or the Company in connection with divestitures, acquisitions and certain other transactions. See "Directors and Executive Officers" and "Security Ownership of Certain Beneficial Owners and Management."

         The limited partners of KKR Associates are certain past and present employees of KKR and partnerships and trusts for the benefit of the families of the general partners and past and present employees and a former partner of KKR.

         Each of the Partnerships has the right to require the Parent to register under the Securities Act shares of Common Stock held by it pursuant to several registration rights agreements. Such registration rights will generally be available to each of the Partnerships until registration under the Securities Act is no longer required to enable it to resell the Common Stock owned by it. Such registration rights agreements provide, among other things, that the Parent will pay all expenses in connection with the first six registrations requested by each such Partnership and in connection with any registration commenced by the Parent as a primary offering.

         In connection with the Grand Wailea acquisition, during fiscal 1999, the Company paid $4,000,000 to KKR for financial advisory services.

TRANSACTIONS WITH THE PARENT AND AFFILIATES OF THE PARENT

         The Company and the Parent are parties to an Expense Allocation Agreement pursuant to which the Parent performs management services requested by the Company and the Company reimburses the Parent for all expenses incurred by the Parent and directly attributable to the Company and its subsidiaries. The Company paid management fees and fees pursuant to the Expense Allocation Agreement (reflected collectively as the "Corporate Fee" in the accompanying consolidated statements of operations) in the amount of $10.7 million to the Parent in fiscal year 2000.

         The Company's liability for taxes is determined based upon a Tax Sharing Agreement entered into by the members of the affiliated group of corporations (within the meaning of Section 1504 of the Internal Revenue Code of 1986, as amended (the "Code")) of which the Parent is the common parent (the "Parent Affiliated Group"). Under the Tax Sharing Agreement, the Company and its subsidiaries are generally responsible for Federal taxes based upon the amount that would be due if the Company and its subsidiaries filed Federal tax returns as a separate affiliated group of corporations rather than as part of the Parent's consolidated federal tax returns. The allocation of tax liability pursuant to the Tax Sharing Agreement may not reflect the Company's actual tax liability that would be imposed on the Company had it not filed tax returns as part of the Parent Affiliated Group. The combined state tax liabilities are allocated to the Company and its subsidiaries based on similar principles.

         The Company provided financing to KSL Land of approximately $20,800,000 at April 30, 1997. The Company recorded interest income of approximately $1,946,000 and $1,797,000 in 1999 and 1998, respectively, related to this note receivable. This unsecured note receivable bore interest at 8% and was paid in full in October 1999.

         Effective April 1, 1998, Desert Resorts entered into a management agreement with an unconsolidated affiliate, KSL Land II Corporation ("Land II"), whereby Land II provides development services for the entitlement, subdivision, construction, marketing, and sale of approximately 97 single family detached units on approximately eleven acres of real estate currently owned by Desert Resorts. The development site is adjacent to the Desert Resorts' La Quinta Resort & Club. The contractor and project management fees for these services are calculated as 6.0% of the Project Sales Revenues, as defined. Also, Land II is to be paid by Desert Resorts a marketing fee in an amount equal to 2.75% of the Project Sales Revenues. Such marketing fee will be used by Land primarily to pay marketing, sale and promotional expenses to third parties. Desert Resorts paid $1,563,000 and $2,274,000, in Fiscal 2000 and 1999, respectively, to Land II for project management and marketing fees.

TRANSACTIONS WITH MANAGEMENT

COMMON STOCK AND COMMON STOCK OPTION PURCHASES

In July 2000, the Parent purchased 3,602 shares of its common stock from the Named Executive Officers. The common stock was purchased at $1,800 per share. The Parent purchased 2,945, 564 and 93 shares of the Parent's common stock from Messrs. Shannon, Lichliter and Saer, respectively.

In July 2000, the Parent purchased 13,962 of the options to purchase the Parent's common stock from 24 optionees of which 7,523 were purchased from the Named Executive Officers. These options were purchased at $1,800 per share, less the exercise price of $500 per share. The Parent purchased 3,297, 2,812 and 363 options from Messrs. Lichliter, Saer and Dalecio, respectively, and 1,051 options from Ms. Dyal.

LOANS TO MANAGEMENT

The Parent previously made loans to Messrs. Shannon and Saer to fund tax liability incurred as a result of their receipt of common stock of KSL Land and certain partnership interests in partnerships affiliated with the Parent. During Fiscal 2000, these loans were paid in full.

PURCHASES OF REAL ESTATE PRODUCTS

During fiscal year 1999, Messrs. Shannon and Lichliter each purchased a "La Quinta Resort Home" which are homes developed and sold by a subsidiary of the Company in a project located adjacent to the Company's La Quinta property. Mr. Shannon paid $820,000 for his home and Mr. Lichliter paid $700,000 for his home. These prices were the retail "list" prices offered to the public at the time of their purchases and were not discounted. Each of Messrs. Shannon and Lichliter subsequently entered into a rental management agreement with a real estate leasing subsidiary of the Company on standard terms and conditions applicable to other purchasers of La Quinta Resort Homes who entered into rental management agreements with such subsidiary. For fiscal year 2000, Mr. Shannon received $49,501 and Mr. Lichliter received $56,652 of rental income under their respective rental management agreements.

PART IV.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) Documents filed as part of this report:

         (1) Financial Statements

         The following Consolidated Financial Statements of KSL Recreation Group, Inc. and subsidiaries are included in Part II, Item 8:

              Independent Auditors' Report
              Consolidated Statements of Operations for the years ended
                 October 31, 2000, 1999 and 1998
              Consolidated Balance Sheets as of October 31, 2000 and 1999 Consolidated Statements of Stockholder's Equity for the years ended October 31, 2000, 1999 and 1998
              Consolidated Statements of Cash Flows for the years ended
                 October 31, 2000, 1999 and 1998

              Notes to Consolidated Financial Statements

         (2) Financial Schedules

                        VALUATION AND QUALIFYING ACCOUNTS
               FOR THE YEARS ENDED OCTOBER 31, 2000, 1999 AND 1998


                                                                                      (in thousands)
                                                            BALANCE AT
                                                            BEGINNING        CHARGED TO COST    DEDUCTIONS -NET       BALANCE AT
                                                            OF PERIOD          AND EXPENSES       CREDIT LOSS       END OF PERIOD
                                                            ----------       ---------------    ---------------     -------------
         Allowance for doubtful accounts:
              Trade Receivable.......................
         Fiscal year ended October 31, 2000..........        $   712             $   507          $   (337)           $   882
         Fiscal year ended October 31, 1999..........        $   718             $   615          $   (621)           $   712
         Fiscal year ended October 31, 1998..........        $   722             $   495          $   (499)           $   718

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

         10.1 Sublease, executed between Lake Lanier Islands Development Authority and KSL Lake Lanier, Inc., filed as Exhibit 10.2 to the Company's Registration Statement on Form S-4, File No. 333-31025, is hereby incorporated by reference.

         10.2 License Agreement, dated March 5, 1994, between The Professional Golfer's Association and LML Development Corp. of California as assigned by the Assignment and Assumption Agreement, dated December 24, 1993, by and between Landmark Land Company of California, Inc. and KSL Landmark Corporation, filed as Exhibit 10.4 to the Company's Registration Statement on Form S-4, File No. 333-31025, is hereby incorporated by reference.

         10.3 Trademark Agreement, dated January 10, 1985, between PGA Tour, Inc. and Landmark Land Company of California, Inc. as assigned by the Assignment and Assumption Agreement, dated December 24, 1993, by and between Landmark Land Company of California, Inc. and KSL Landmark Corporation, filed as Exhibit 10.5 to the Company's Registration Statement on Form S-4, File No. 333-31025, is hereby incorporated by reference.

         10.4 License Agreement, dated December 30, 1993, among Carol Management Corporation, C.A.H. Spa of Florida Corp., KSL Hotel Corp., and KSL Spa Corp. (subsequently merged into KSL Hotel Corp.), filed as Exhibit 10.7 to the Company's Registration Statement on Form S-4, File No. 333-31025, is hereby incorporated by reference.

         10.5 KSL Recreation Corporation 1995 Stock Purchase and Option Plan, filed as Exhibit 10.8 to the Company's Registration Statement on Form S-4, File No. 333-31025, is hereby incorporated by reference.

         10.6 Form of KSL Recreation Corporation Common Stock Purchase Agreement, filed as Exhibit 10.9 to the Company's Registration Statement on Form S-4, File No. 333-31025, is hereby incorporated by reference.

         10.7 Form of KSL Recreation Corporation Non-Qualified Stock Option Agreement, filed as Exhibit 10.10 to the Company's Registration Statement on Form S-4, File No. 333-31025, is hereby incorporated by reference.

         10.8 Expense Allocation Agreement, dated April 30, 1997, between KSL Recreation Corporation and KSL Recreation Group, Inc., filed as Exhibit 10.11 to the Company's Registration Statement on Form S-4, File No. 333-31025, is hereby incorporated by reference.

         10.9 Tax Sharing Agreement and Amendment to Tax Sharing Agreement, dated April 30, 1997, by and between KSL Recreation Corporation, KSL Recreation Group, Inc., KSL Landmark Corporation, KSL Desert Resorts, Inc., KSL Vacation Resorts, Inc., Xochimilco Properties, Inc., Wild West Desert Properties, Inc., KSL Travel, Inc., KSL Golf Holdings, Inc., KSL Fairways Golf Corporation, KSL Florida Holdings, Inc., KSL Hotel Corp., KSL Georgia Holdings, Inc., KSL Lake Lanier, Inc., KSL Land Corporation and KSL Land II Corporation, filed as Exhibit 10.12 to the Company's Registration Statement on Form S-4, File No. 333-31025, is hereby incorporated by reference.

         10.10 Second Amendment to the Tax Sharing Agreement, dated November 1, 1997, by and among KSL Recreation Corporation, KSL Recreation Corporation, KSL Recreation Group, Inc., KSL Land Holdings, Inc., KSL Landmark Corporation, KSL Desert Resorts, Inc., Las Casitas Corporation, KSL Real Estate Company, KSL Travel, Inc., Casitas Plaza Corporation, KSL Golf Holdings, Inc., KSL Fairways Golf Corporation, KSL Florida Holdings, Inc., KSL Hotel Corp., KSL Silver Properties, Inc., KSL Georgia Holdings, Inc., KSL Lake Lanier, Inc., KSL Grand Traverse Holdings, Inc., KSL Grand Traverse Land, Inc., KSL Grand Traverse Realty, Inc., KSL Grand Traverse Resort, Inc., KSL Water Works, Inc., KSL Land Corporation, KSL Citrus Properties, Inc., KSL Development Corporation, KSL Land II Corporation, KSL Land III Corporation, KSL Land IV Corporation and Landaq, Inc., filed as Exhibit 10.13 to the Company's fiscal 1997 10-K, File No. 333-31025, is hereby incorporated by reference.

         10.11 Agreement of Purchase and Sale and Joint Escrow Instructions between International Hotel Acquisitions, LLC, and KSL Recreation Corporation, dated November 5, 1998, filed as exhibit 10.1 of the Company's most recent Form 8-K, File 333-31025, is hereby incorporated by reference.

         10.12 First Amendment to Agreement for Purchase and Sale and Joint Escrow Instructions between International Hotel Acquisitions, LLC and KSL Recreation Corporation dated November 12, 1998, filed as Exhibit 10.2 of the Company's Form 8-K, File No. 333-31025, is hereby incorporated by reference.

         10.13 Assignment of Agreement of Purchase and Sale between KSL Recreation Corporation and KSL Grand Wailea Resort, Inc., dated December 10, 1998, filed as Exhibit 10.3 of the Company's Form 8-K, File No. 333-31025, is hereby incorporated by reference.

         10.14 Management Agreement by and between KSL Desert Resorts, Inc. and KSL Land II Corporation, dated April 1, 1998, is hereby incorporated by reference.

         10.15 Stock Purchase Agreement among Apollo Real Estate Investment Fund IV, L.P. and KSL Fairways Golf Corporation and KSL Golf Holdings, Inc., dated August 9, 1999, Exhibit 10.1, Form 8-K, File No. 333-31025, is hereby incorporated by reference.

         10.16 Fourth Amendment to the Tax Sharing Agreement, dated, October 1, 1999 by and among KSL Recreation Corporation, KSL Recreation Group, Inc., KSL Land Holdings, Inc., KSL Desert Resorts, Inc., Las Casitas Corporation, KSL Real Estate Company, Casitas Plaza Corporation (renamed KSL La Quinta Corporation), KSL Golf Holdings, Inc., KSL Resorts Group, Inc., KSL Florida Holdings, Inc., KSL Hotel Corp., KSL Silver Properties, KSL Development Corp., KSL Georgia Holdings, Inc., KSL Lake Lanier, Inc., KSL Land Corporation, KSL Citrus Properties, Inc., KSL Development Corporation, KSL Land II Corporation, KSL Land III Corporation, KSL Land IV Corporation, Landaq, Inc., KSL Grand Traverse Holdings, Inc., KSL Grand Traverse Realty, Inc., KSL Grand Traverse Resort, Inc., KSL Water Works, Inc., KSL Hawaii Holdings I, Inc.,

                  KSL Hawaii Holdings II, Inc., KSL Hawaii Holdings III, Inc., KSL Hawaii Holdings IV, Inc., KSL Hawaii Holdings V, Inc., KSL Grand Wailea Hospitality Corporation and KSL Grand Wailea Resort, Inc. Form 8-K, File No. 333-31025, Exhibit 10.2, Form 8-K, File No. 333-31025, is hereby incorporated by reference.

         10.17 Agreement and Release, dated November 29, 1999, by and among KSL Golf Holdings, Inc., Fairways Acquisition Company, Apollo Real Estate Investment Fund IV, L.P. and Fairways Golf Corporation.

         10.18 Agreement of Purchase and Sale between Biltmore Hotel Partners, LLLP and KSL Biltmore Resort, Inc., filed as Exhibit 10-2, Form 8-K, File No. 333-31025, is hereby incorporated by reference.

         10.19 Amended and Restated Credit Agreement dated Decemebr, 22, 2000 among KSL Recreation Group, Inc. and various Financial Institutions, as the lenders, Credit Suisse First Boston, as lead arranger, The Bank of Nova Scotia, as administrative agent, and Salomon Smith Barney, as the Syndication agent, filed as Exhibit 10.2, Form 8-K, File No. 333-31025, is hereby incorporated by reference.


         *11      Computation of Earnings (Loss) Per Share

         *12      Computation of Ratio of Earnings to Fixed Charges

         *21      List of Subsidiaries of the Company

         ------------------------
         * Filed herewith.

(4)      Report on Form 8-K:

         Form 8-K dated January 8, 2001 is hereby incorporated by reference.

                                   SIGNATURES

         Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on January 29, 2001.

                                   KSL RECREATION GROUP, INC.


                                   By: /S/ Larry E. Lichliter
                                       -------------------------------
                                       Larry E. Lichliter
                                       Executive Vice President, Chief Financial
                                       Officer and Treasurer

         Pursuant to the requirements of the Securities and Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons in the capacities indicated on January 29, 2001.

                      Signatures                                                        Title
-------------------------------------------------------          -----------------------------------------------------
                /s/ Michael S. Shannon                           President, Chief Executive Officer and Director
-------------------------------------------------------
                 (Michael S. Shannon)                            (Principal Executive Officer)

                /s/ Larry E. Lichliter                           Executive Vice President, Chief Financial Officer
-------------------------------------------------------
                 (Larry E. Lichliter)                            and Treasurer

                 /s/ Henry R. Kravis                             Director
-------------------------------------------------------
                  (Henry R. Kravis)

                /s/ George R, Roberts                            Director
-------------------------------------------------------
                 (George R. Roberts)

                 /s/ Paul E. Raether                             Director
-------------------------------------------------------
                  (Paul E. Raether)

                /s/ Michael T. Tokarz                            Director
-------------------------------------------------------
                 (Michael T. Tokarz)

                 /s/ Scott M. Stuart                             Director
-------------------------------------------------------
                  (Scott M. Stuart)

               /s/ Alexander Navab, Jr.                          Director
-------------------------------------------------------
                (Alexander Navab, Jr.)

                 /s/ Samuel J. Barton                            Controller  (Principal Accounting Officer)
-------------------------------------------------------
                  (Samuel J. Barton)
