Form 10-Q
period 2001-01-31
KSL RECREATION GROUP INC
filed 2001-03-19
CIK 1041878

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

X Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended JANUARY 31, 2001.

                                       OR

     Transition Report Pursuant to Section 13 or 15(d) of the Securities
---  Exchange Act of 1934 for the transition period from           to
                                                         ---------    ---------

                        Commission File Number 333-31025

                           KSL RECREATION GROUP, INC.
             (Exact name of Registrant as specified in its charter)


             Delaware                                           33-0747103
           ------------                                  ----------------------
(State or other jurisdiction of                         (IRS Employer ID Number)
incorporation or organization)


           55-880 PGA Boulevard
           La Quinta, California                                   92253
----------------------------------------                       ------------
(Address of principal executive offices)                        (Zip Code)


                                  760/564-8000
                                  ------------
              (Registrant's telephone number, including area code)

                                       N/A
                                 --------------
      (Former name, address and fiscal year, if changed since last report)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X , No .

               Shares outstanding of the Registrant's common stock
                              as of March 19, 2001
                                      1,000

                                      Class
                          Common Stock, $0.01 par value


================================================================================

                           KSL RECREATION GROUP, INC.

            (A WHOLLY OWNED SUBSIDIARY OF KSL RECREATION CORPORATION)


INDEX
----------------------------------------------------------------------------------------------------------------------------
                                                                                                                        Page

                          PART I. FINANCIAL INFORMATION
Item 1.  Financial Statements (unaudited)
   Condensed consolidated statements of income and comprehensive income for the three months ended January 31, 2001 and 2000.......................................................................................3
   Condensed consolidated balance sheets, January 31, 2001 and October 31, 2000..........................................4
   Condensed consolidated statements of cash flows for the three months ended January 31, 2001 and 2000..................5
   Notes to condensed consolidated financial statements..................................................................6

Item 2.  Management's discussion and analysis of financial condition and results of operations...........................9

                           PART II. OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders............................................................13

Item 6.  Exhibits and Reports on Form 8-K...............................................................................13

Signatures..............................................................................................................14

                           KSL RECREATION GROUP, INC.
            (A WHOLLY OWNED SUBSIDIARY OF KSL RECREATION CORPORATION)

                          PART I. FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS
      CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                                   (UNAUDITED)


                                                                (IN THOUSANDS, EXCEPT SHARE
                                                                     AND PER SHARE DATA)
                                                                 FOR THE THREE MONTHS ENDED
                                                                         JANUARY 31,
                                                                      2001         2000
                                                                   ---------    ---------
Revenues:
Resort .........................................................   $ 120,499    $ 101,406
Real estate ....................................................       2,129        2,512
                                                                   ---------    ---------
    Total revenues .............................................     122,628      103,918
Expenses:
Cost of real estate ............................................       1,382        2,182
Payroll and benefits ...........................................      40,948       35,653
Other expenses .................................................      41,480       37,149
Depreciation and amortization ..................................      13,511       11,899
Corporate fee ..................................................       2,963        2,555
                                                                   ---------    ---------
    Total operating expenses ...................................     100,284       89,438
                                                                   ---------    ---------
Income from operations .........................................      22,344       14,480
Other income (expense):
Interest income ................................................         476          615
Interest expense ...............................................     (16,512)     (12,696)
Other income (expense) .........................................         (72)         (71)
                                                                   ---------    ---------
    Other expense, net .........................................     (16,108)     (12,152)
                                                                   ---------    ---------
Income before income taxes .....................................       6,236        2,328

Income tax expense .............................................       2,494          931
                                                                   ---------    ---------

Net income .....................................................   $   3,742    $   1,397
                                                                   =========    =========

Basic and diluted earnings per share ...........................   $   3,742    $   1,397
                                                                   =========    =========

Weighted average number of shares ..............................       1,000        1,000
                                                                   =========    =========

Comprehensive income:
Net income .....................................................   $   3,742    $   1,397

Cumulative effect of change in accounting principles, net of tax       2,728         --
Change in market value of derivative instruments, net of tax ...      (4,059)        --
                                                                   ---------    ---------
                                                                      (1,331)        --
                                                                   ---------    ---------

Comprehensive income ...........................................   $   2,411    $   1,397
                                                                   =========    =========




          See accompanying notes to consolidated financial statements.

                           KSL RECREATION GROUP, INC.
            (A WHOLLY OWNED SUBSIDIARY OF KSL RECREATION CORPORATION)

                CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

                                                                                     (IN THOUSANDS, EXCEPT SHARE DATA)
                                                                                   JANUARY 31,       OCTOBER 31,
                                                                                       2001              2000
                                                                                       ----              ----
ASSETS
Current assets:
     Cash and cash equivalents .................................................   $    11,333    $    16,567
     Restricted cash ...........................................................        12,709          5,768
     Trade receivables, net of allowance for doubtful receivables of $1,020
      and $882, respectively ...................................................        35,201         23,219
     Inventories ...............................................................        16,858         13,436
     Current portion of notes receivable .......................................         7,808          6,623
     Other receivables .........................................................         3,312          3,618
     Prepaid expenses and other current assets .................................         4,568          2,771
     Deferred income taxes .....................................................         2,697          2,697
                                                                                   -----------    -----------
          Total current assets .................................................        94,486         74,699

Real estate under development ..................................................         8,491          6,886
Property and equipment, net of accumulated depreciation of $149,207 and
   $138,127, respectively ......................................................       953,998        750,056
Notes receivable, less current portion .........................................         7,366          6,646
Restricted cash, less current portion ..........................................         7,596          7,683
Excess of cost over net assets of acquired entities, net of accumulated
   amortization of $29,160 and $27,812, respectively ...........................       127,256        100,832
Other assets, net ..............................................................       193,038         87,655
                                                                                   -----------    -----------
                                                                                   $ 1,392,231    $ 1,034,457
                                                                                   ===========    ===========
LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
     Accounts payable ..........................................................   $    10,943    $    13,026
     Accrued liabilities .......................................................        36,605         31,539
     Accrued interest payable ..................................................         6,035          1,571
     Current portion of long-term debt .........................................         1,000          1,000
     Current portion of obligations under capital leases .......................           964            926
     Customer and other deposits ...............................................        31,534         18,165
     Payable to parent .........................................................         1,363          1,840
     Deferred income and other .................................................         6,931          3,249
                                                                                   -----------    -----------
          Total current liabilities ............................................        95,375         71,316

Long-term debt, less current portion ...........................................       854,170        530,000
Obligations under capital leases, less current portion .........................        32,733         32,706
Other liabilities ..............................................................         4,140          1,847
Member deposits ................................................................       131,706        125,986
Deferred income taxes ..........................................................        18,698         19,604

Commitments and contingencies

Stockholder's equity:
     Common stock, $.01 par value, 25,000 shares authorized, 1,000 outstanding .          --             --
     Additional paid-in capital ................................................       252,998        252,998
     Accumulated other comprehensive loss, net of tax ..........................        (1,331)          --
     Retained earnings .........................................................         3,742           --
                                                                                   -----------    -----------
     Total stockholder's equity ................................................       255,409        252,998
                                                                                   -----------    -----------
                                                                                   $ 1,392,231    $ 1,034,457
                                                                                   ===========    ===========

          See accompanying notes to consolidated financial statements.

                           KSL RECREATION GROUP, INC.
            (A WHOLLY OWNED SUBSIDIARY OF KSL RECREATION CORPORATION)

           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                    (IN THOUSANDS)
                                                                              FOR THE THREE MONTHS ENDED
                                                                                      JANUARY 31,
                                                                                   2001         2000
                                                                                ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income ..................................................................   $   3,742    $   1,397
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization ...............................................      13,511       11,899
Amortization of debt issuance costs .........................................         373          254
Provision for losses on trade and notes receivables .........................         169          131
Changes in operating assets and liabilities, net of effects from acquisition:
     Trade receivables ......................................................        (637)      (1,295)
     Inventories ............................................................        (838)      (1,036)
     Prepaid expenses and other current assets ..............................         (82)       1,455
     Notes receivable .......................................................          63          744
     Other receivables ......................................................         306        3,569
     Other assets ...........................................................          27           21
     Accounts payable .......................................................      (2,887)      (2,442)
     Accrued liabilities ....................................................         735       (3,711)
     Accrued interest payable ...............................................       4,464        3,063
     Deferred income, customer deposits and other ...........................      11,960        6,935
     Other liabilities ......................................................          56           54
                                                                                ---------    ---------
              Net cash provided by operating activities .....................      30,962       21,038

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of business, net of cash acquired ...............................    (286,075)        --
Purchases of property and equipment .........................................      (8,238)     (18,660)
Restricted cash .............................................................      (3,593)          44
Investment in real estate under development .................................      (1,605)        (313)
                                                                                ---------    ---------
        Net cash used in investing activities ...............................    (299,511)     (18,929)

CASH FLOWS FROM FINANCING ACTIVITIES:
Revolving line of credit borrowings, net ....................................     265,000        2,000
Principal payments on long-term debt and obligations under capital leases ...        (505)        (312)
Member deposits and collections on member notes receivable ..................       5,969        5,567
Membership refunds ..........................................................      (1,767)      (1,623)
Payable to Parent ...........................................................        (477)        --
Debt financing costs ........................................................      (4,905)        --
                                                                                ---------    ---------

Net cash provided by financing activities ...................................     263,315        5,632
                                                                                ---------    ---------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS ........................      (5,234)       7,741
CASH AND CASH EQUIVALENTS, beginning of period ..............................      16,567        9,369
                                                                                ---------    ---------
CASH AND CASH EQUIVALENTS, end of period ....................................   $  11,333    $  17,110
                                                                                =========    =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
     Interest paid (net of amounts capitalized) .............................   $  12,021    $  10,235
                                                                                =========    =========
     Income taxes paid ......................................................   $      35    $   1,344
                                                                                =========    =========

     See accompanying notes to consolidated financial statements.

                           KSL RECREATION GROUP, INC.
            (A WHOLLY OWNED SUBSIDIARY OF KSL RECREATION CORPORATION)

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1.  ORGANIZATION AND ACCOUNTING POLICIES

         KSL Recreation Group, Inc. and its subsidiaries (collectively, the Company) is engaged in the ownership and management of resorts, spas, golf courses, private clubs, and activities related thereto.

         The unaudited interim condensed consolidated financial statements presented herein have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the Securities and Exchange Commission for reporting on Form 10-Q and do not include all of the information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America. In the opinion of management, these condensed consolidated financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the Company's consolidated financial position, results of operations and cash flows. These unaudited interim condensed consolidated financial statements should be read in conjunction with the other disclosures contained herein and with the Company's audited consolidated financial statements and notes thereto contained in the Company's Form 10-K for the year ended October 31, 2000. Operating results for interim periods are not necessarily indicative of results that may be expected for the entire fiscal year. Certain reclassifications have been made in the consolidated financial statements to conform to the 2001 presentation.

         The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America necessarily requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from these estimates.

         Effective November 1, 2000, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 was amended by SFAS 137, which modified the effective date of SFAS 133 to all fiscal quarters of all fiscal years beginning after June 15, 2000. In June 2000, SFAS 133 was further amended by SFAS 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities". SFAS 133, as amended, requires that every derivative instrument, including certain derivative instruments embedded in other contracts, be recorded on the balance sheet at its fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. SFAS 133 also requires that the Company formally document, designate, and assess the effectiveness of transactions that receive hedge accounting. Upon adoption of SFAS 133, the Company recorded an asset of $4.6 million and a net of tax adjustment for the cumulative effect of change in accounting principles of $2.7 million as other comprehensive income (OCI). The fair value of the swap was a liability of $2.2 million at January 31, 2001. The change in the swap's carrying value, net of tax, from November 1, 2000 to January 31, 2001 is reflected as a reduction to OCI in the accompanying condensed consolidated financial statements. The reduction to OCI is attributable to losses on cash flow hedges during the quarter ended January 31, 2001. During the quarter ended January 31, 2001, the Company received payments related to this swap agreement totaling $0.8 million. This amount was recorded as a reduction to interest expense.

         The Company uses derivatives instruments to manage exposures to interest rate risks in accordance with its risk management policy. The
Company's objectives for holding derivatives are to minimize the risks using the most effective methods to eliminate or reduce the impacts of these exposures.

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

                           KSL RECREATION GROUP, INC.
            (A WHOLLY OWNED SUBSIDIARY OF KSL RECREATION CORPORATION)

  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

NOTE 2.  ACQUISITIONS

         On December 22, 2000, the Company, through a wholly-owned subsidiary, acquired certain assets and assumed certain liabilities comprising the Arizona Biltmore Resort & Spa (the "Property", or the "Biltmore"), located in Phoenix, Arizona. The purchase price of the Property was $335.0 million (excluding transaction costs of $5.3 million and a working capital purchase price adjustment of $8.3 million). The Company financed the acquisition with cash and debt issued under its Amended and Restated Credit Agreement (as amended December 22, 2000) with various financial institutions, Credit Suisse First Boston, The Bank of Nova Scotia and Salomon Smith Barney. In addition, the Company assumed a mortgage of $59.4 million, secured by the Property. The acquisition was accounted for using the purchase method of accounting. The excess of cost over net assets acquired was $27.8 million, which is being amortized over 20 years. Accordingly, the operating results of the Biltmore have been included in the Company's consolidated financial statements since acquisition. The excess of the purchase price over the debt assumed, acquisition related costs, and working capital were funded with existing cash and debt issued under the Company's Amended and Restated Credit Agreement, as amended December 22, 2000 (Note 3).

         The following are the Company's unaudited pro forma consolidated results of operations for the three months ended January 31, assuming the Biltmore transaction occurred as of November 1, 1999:

                                                                    (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                                                             2001             2000
                                                                             ----             ----
         Revenues ..................................................     $  137,129     $    126,346
         Net income (loss) before income taxes .....................          4,629             (675)
         Net income (loss) .........................................          2,778             (405)
         Net income (loss) per share ...............................          2,778             (405)

         The unaudited pro forma results do not necessarily represent results that would have occurred if the acquisitions had taken place as of the beginning of the fiscal periods presented, nor do they purport to be indicative of the results that will be obtained in the future.

NOTE 3.  LONG-TERM DEBT AND RESTRICTED CASH

         Concurrent with the acquisition of the Arizona Biltmore on December 22, 2000, the Company amended its credit facility. The Amended and Restated Credit Facility allows for maximum borrowings of $529.3 million, including Term A and Term B loans of $48.5 million each, a Term C loan of $175.0 million and maximum borrowings under a revolving credit facility of $257.3 million, decreasing to $239.6 million, $216.1 million and $186.6 million in May 2001, 2002 and 2003, respectively. Borrowings under the Amended and Restated Credit Facility as of January 31, 2001 bear interest at variable rates up to 2.875% above LIBOR or 1.875% above the Syndication Agent's Base Rate. The Company paid approximately $4.9 million in financing costs in connection with such amendment, which is being amortized over the remaining life of the Amended and Restated Credit Facility. The Company's outstanding borrowings under the revolving credit line were $124.0 million at January 31, 2001. The terms of the Company's credit facility, including the revolving credit line, contain certain financial covenants. The Company is in compliance with the required financial covenants of the credit facility and other debt instruments at January 31, 2001.

         In March 1999, the Company entered into an interest rate swap agreement to hedge the effects of changes in interest rates. The swap is designated as a cash flow hedge as defined by SFAS 133. The Company does not use derivative financial instruments for trading purposes. As required by SFAS 133, the swap is recorded at its fair market value on the accompanying condensed consolidated balance sheet, with the change in the swap's carrying value, net of tax, from November 1, 2000 to January 31, 2001 being reflected in OCI.

         The swap involves the exchange of the variable interest rate of 30 day LIBOR (receive) with a fixed LIBOR interest rate of 5.57% (pay). This interest rate swap agreement is denominated in dollars, has a notional principal amount of $270.0 million and matures in November 2002. The counter-parties to the interest swap agreement are two major financial institutions. The amounts to be received or paid pursuant to this agreement are accrued and recognized through an adjustment to interest expense in the accompanying condensed consolidated statements of operations over the life of the agreement.

                           KSL RECREATION GROUP, INC.
            (A WHOLLY OWNED SUBSIDIARY OF KSL RECREATION CORPORATION)

  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

NOTE 4.  SEGMENT INFORMATION

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

         The accounting policies of the Company's operating segments are the same as those described in Note 1, Organization and Accounting Policies. The Company evaluates performance based on stand alone segment income reduced by direct expenses. Because the Company does not evaluate performance based on segment net income at the operating segment level, the Company's non-operating expenses are not tracked internally by segment. Therefore, such information is not presented.

         Reportable segment data for the quarters ended January 31, 2001 and 2000 are as follows:

                                                                         RESORT         REAL ESTATE      CONSOLIDATED
                                                                         ------         -----------      ------------
     Quarter ended January 31, 2001
          Revenues................................................   $    120,499      $      2,129     $    122,628
          Income from operations..................................         21,699               645           22,344

     Quarter ended January 31, 2000
          Revenues................................................        101,406             2,512          103,918
          Income from operations..................................         14,273               207           14,480

         The Real Estate segment's identifiable assets were $10.2 million and $10.4 million at January 31, 2001 and 2000, respectively. All of the remaining assets of the Company are related to the Resort segment, other than the deferred income taxes, which is considered a corporate asset and is not identifiable to either segment. Substantially all of the Company's capital expenditures and depreciation and amortization expense relates to the Resort segment.

                           KSL RECREATION GROUP, INC.

            (A WHOLLY OWNED SUBSIDIARY OF KSL RECREATION CORPORATION)

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

CONSOLIDATED RESULTS OF OPERATIONS

Net income totaled $3.7 million and $1.4 million for the three months ended January 2001 and 2000, respectively. Income from operations totaled $22.3 million and $14.5 million in fiscal 2001 and 2000, respectively. The improvement in operating results from the three months ended January 31, 2000 to the three months ended January 31, 2001 relates primarily to (i) the acquisition of the Biltmore; (ii) recently completed capital improvements; and (iii) internal growth, as the Company achieved significant increases in occupancy at its resorts, especially Grand Wailea. Additional information relating to the operating results for each business segment is set forth below.

RESORT SEGMENT
Select operating data for the Company's resort segment for the quarters indicated is as follows:

                                                                 (IN THOUSANDS, EXCEPT OPERATING STATISTICS)
                                                                           FOR THE THREE MONTHS ENDED
                                                                                   JANUARY 31,
                                                                              2001             2000
                                                                              ----             ----
Resort revenue:
     Rooms                                                               $     48,209     $     39,598
     Food and beverage                                                         30,239           24,943
     Golf fees                                                                  8,934            8,055
     Dues and fees                                                              5,978            5,185
     Merchandise                                                                6,128            5,277
     Spa                                                                        6,703            5,322
     Other                                                                     14,308           13,026
                                                                         ------------     ------------
         Total resort revenue                                                 120,499          101,406

 Resort operating income                                                       21,699           14,273

 Operating statistics:
     Available room nights                                                    342,874          310,654
     Occupancy                                                                   63.6%            56.8%
     ADR (average daily room rate)                                       $     221.12     $     221.73
     RevPAR (revenue per available room night)                           $     140.71     $     125.86

                           KSL RECREATION GROUP, INC.

            (A WHOLLY OWNED SUBSIDIARY OF KSL RECREATION CORPORATION)

                  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

THREE MONTHS ENDED JANUARY 31, 2001 (2001 FIRST QUARTER) AS COMPARED TO THE THREE MONTHS ENDED JANUARY 31, 2000 (2000 FIRST QUARTER).

RESORT REVENUES. Resort revenues increased by $19.1 million or 18.8%, from $101.4 in the 2000 First Quarter to $120.5 million in the 2001 First Quarter. The majority of this increase can be attributed to the acquisition of the Biltmore on December 22, 2000. This transaction was accounted for as a purchase and accordingly Biltmore's results are included from the date of its acquisition. The revenue increase can also be attributed to internal growth as "same stores" revenues increased 8.2% in the 2001 First Quarter as compared to the 2000 First Quarter. Rooms revenue increased by $8.6 million or 21.7%; food and beverage sales increased by $5.3 million or 21.2%; golf fees increased $0.9 million or 10.9%; dues and fees increased $0.8 million or 15.3%; merchandise sales increased by $0.8 million or 16.1%; spa revenue increased by $1.4 million or 25.9%; and other revenue increased by $1.3 million or 9.8%.

During the quarter ended January 31, 2001, the Company was engaged in ongoing capital improvements at all of its resorts, which the Company believes will add to future revenues. These capital improvements totaled approximately $8.2 million.

RESORT OPERATING EXPENSES. With the exception of the cost of real estate sold, substantially all of the Company's operating expenses, including depreciation and amortization and the corporate fee, relate to the Resort segment. Operating expenses (excluding depreciation and amortization and the corporate fee) increased by $9.6 million, or 13.2%, from $72.8 million in the 2000 First Quarter to $82.4 in the 2001 First Quarter. Same stores operating expenses increased $3.8 million, or 5.2%. The increase can be attributed to expenses related to revenue growth described above. Depreciation and amortization increased $1.6 million or 13.5%. The increase can be attributed primarily to the acquisition of the Biltmore, which added approximately $1.1 million in depreciation and amortization in the 2001 First Quarter.

RESORT OPERATING INCOME. Operating income increased $7.4 million, or 52.0%, from $14.3 million in the 2000 First Quarter to $21.7 in the 2001 First Quarter due to the factors detailed above. Same stores operating income increased $3.6 million, or 25.0%. The operating income margin for the resort segment was 18.0% in the 2001 First Quarter as compared to 14.1% in the 2000 First Quarter.

REAL ESTATE OPERATIONS. Real estate revenue totaled $2.1 million in the 2001 First Quarter as compared to $2.5 million in the 2000 First Quarter, a quarter over quarter decrease of $0.4 million or 15.2%. Operating income earned by the real estate segment increased $0.4 million from $0.2 million in the 2000 First Quarter to $0.6 million in the 2001 First Quarter. The real estate segment closed sales of four resort homes on a site adjacent to La Quinta Resort and Spa, for approximately $2.3 million in the 2000 First Quarter. In the 2001 First Quarter, the real estate segment closed sales of two resort homes for approximately $1.6 million.

NET INTEREST EXPENSE. Net interest expense increased by $3.9 million or 32.7% from $12.1 million in the 2000 First Quarter to $16.0 million in the 2001 First Quarter. Interest expense for the 2001 First Quarter consisted primarily of interest on the Company's (i) $125.0 million 10.25% Senior Subordinated Notes due 2007; (ii) $275.0 million mortgage secured by the Grand Wailea Resort; (iii) Term A, Term B and Term C Notes drawn against the Company's Amended and Restated Credit Facility; (iv) $59.2 million mortgage secured by the Arizona Biltmore Resort and Spa; and (v) revolving borrowings under the Company's Amended and Restated Credit Facility. The increase in interest expense can be attributed to the Company's increased debt level due to the acquisition of the Biltmore.

INCOME TAX EXPENSE. Income tax expense increased to $2.5 million in the 2001 First Quarter from $0.9 million in the 2000 First Quarter due to the factors described above. The Company's effective tax rate for the 2001 First Quarter and 2000 First Quarter was 40.0%.

NET INCOME. Net income increased by $2.3 million or 167.9%, from $1.4 million in the 2000 First Quarter to $3.7 million in the 2001 First Quarter due to the factors described above.

                           KSL RECREATION GROUP, INC.

            (A WHOLLY OWNED SUBSIDIARY OF KSL RECREATION CORPORATION)

                  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


EBITDA AND ADJUSTED EBITDA ANALYSIS

The following includes comparative financial information of the Company's EBITDA and Adjusted EBITDA for the three months ended January 31, 2001 and 2000:

                                                              FOR THE THREE MONTHS ENDED
                                                                      JANUARY 31,
                                                                  2001              2000
                                                                  ----              ----
          EBITDA (1)                                          $    35,783      $    26,308
          Net Membership Deposits (2)                               4,294            4,028
          Non-cash items (3)                                           72               71
                                                              -----------      -----------
          Adjusted EBITDA (4)                                 $    40,149      $    30,407
                                                              ===========      ===========

EBITDA AND ADJUSTED EBITDA. EBITDA increased by $9.5 million or 36.0% from $26.3 million in the 2000 First Quarter to $35.8 million in the 2001 First Quarter, due primarily to the acquisition of the Biltmore, as discussed above. In addition, same stores EBITDA growth was 18.4% and was driven by margin improvements as well as return on capital improvements at certain of the Company's resorts. Similarly, Adjusted EBITDA increased by $9.7 million or 32.0% from $30.4 million in the 2000 First Quarter to $40.1 million in the 2001 First Quarter, primarily due to the same factors that resulted in EBITDA increases. In addition, Adjusted EBITDA was positively impacted by a 6.6% increase in net membership deposits.


--------------------

1) EBITDA is defined as net income before (i) income tax expense; (ii) depreciation and amortization; and (iii) net interest expense. EBITDA is not defined as an alternative to profitability measures as determined under generally accepted accounting principles ("GAAP"), and it may not be comparable to similarly titled measures reported by other companies.
2) Net Membership Deposits is defined as the amount of refundable membership deposits paid by new and upgraded resort club members and by existing members who have converted to new membership plans, in cash, plus principal payments in cash received on notes in respect thereof, minus the amount of any refunds paid in cash with respect to such deposits. These membership deposits are fully refundable in thirty years (or sooner under certain circumstances). In accordance with GAAP, the Company accounts for membership deposits as "cash provided from financing activities" in its statements of cash flows and reports a liability in its balance sheets equal to the amount of such membership deposits.
3) Other non-cash and non recurring items may consist of loss on sale of facility, gain on sale of subsidiary, extraordinary items, non-recurring charges and non-cash membership related items.
4) Adjusted EBITDA is defined as EBITDA adjusted for (i) net membership deposits and (ii) other non-cash and/or non-recurring items. Adjusted EBITDA should not be construed as an indicator of the Company's operating performance or as an alternative to profitability measures as determined in accordance with GAAP. Additionally, Adjusted EBITDA should not be construed by investors as a measure of the Company's liquidity or ability to meet all cash needs or as an alternative to cash flows from operating, investing and financing activities as determined in accordance with GAAP, nor should Adjusted EBITDA be construed by investors as an alternative to any other determination under GAAP. The Company's Adjusted EBITDA may not be comparable to similarly titled measures reported by other companies.

                           KSL RECREATION GROUP, INC.

            (A WHOLLY OWNED SUBSIDIARY OF KSL RECREATION CORPORATION)

                  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


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

During the 2001 First Quarter, cash flow provided by operating activities was $31.0 million compared to $21.0 million in the 2000 First Quarter. As of January 31, 2001, the Company had cash and cash equivalents of $11.3 million (excluding restricted cash of $20.3 million). The Company's long-term debt at January 31, 2001 included (i) $125.0 million 10.25% Senior Subordinated Notes due 2007; (ii) a $275.0 million mortgage secured by the Grand Wailea Resort; (iii) Term A, Term B and Term C Notes totaling $272.0 million drawn against the Company's Amended and Restated Credit Facility; (iv) $124.0 million of revolving borrowings under the Company's Amended and Restated Credit Facility; and (v) $59.2 million mortgage secured by the Arizona Biltmore Resort and Spa. Capital expenditures totaled $8.2 million and $18.7 million for the 2001 First Quarter and the 2000 First Quarter, respectively. Although the Company has no material firm commitments for capital expenditures, the Company expects to invest significant capital in its Resort properties in the future to drive revenue growth.

As of January 31, 2001, the Company had a revolving credit facility, which allowed for maximum borrowings of $257.3 million. Maximum borrowings under the revolving credit line decrease to $239.6 million in May 2001, $216.1 million in May 2002 and $186.6 million in May 2003. Borrowings under the credit facility bear interest at variable rates up to 2.875 % above LIBOR or 1.875% above the Syndication Agent's base rate. As of January 31, 2001 borrowings under the revolving credit facility were $124.0 million and bore interest at LIBOR plus 2.0% and mature on April 30, 2004.

The Company is continually engaged in evaluating potential acquisition candidates to add to its portfolio of properties. The Company expects that funding for future acquisitions may come from a variety of sources, depending on the size and nature of any such acquisitions. Potential sources of capital include cash generated from operations, borrowings under the credit facility, additional equity investments from the Parent or partnerships formed at the direction of Kohlberg Kravis Roberts & Co., L.P. (`KKR"), or other external debt or equity financings. There can be no assurance that such additional capital sources will be available to the Company on terms which the Company finds acceptable, or be available at all.

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

                           KSL RECREATION GROUP, INC.
            (A WHOLLY OWNED SUBSIDIARY OF KSL RECREATION CORPORATION)

                  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

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


                           PART II. OTHER INFORMATION


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         By Unanimous Written Consent of Shareholders in Lieu of Annual Meeting dated as of November 14, 2000, the following individuals were elected directors of the Company:

              Henry R. Kravis
              Paul E. Raether
              Scott M. Stuart
              Michael S. Shannon
              George R. Roberts
              Michael T. Tokarz
              Alexander Navab, Jr.
              Larry E. Lichliter

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits

         None

         (b) Reports on Form 8-K

         On March 9, 2001, a Form 8-K/A was filed to amend the Form 8-K filing dated January 8, 2001. The Form 8-K filing reported the acquisition of certain assets and the assumption of certain liabilities comprising the Arizona Biltmore Resort & Spa pursuant to an agreement of purchase and sale between Biltmore Hotel Partners, LLLP, an Arizona limited liability limited partnership, and the Company, through KSL Biltmore Resort, Inc, an indirect wholly-owned subsidiary of the Company. The acquisition closed December 22, 2000. The Form 8-K/A filing included pro forma financial information and financial statements.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                       KSL RECREATION GROUP, INC.






Dated: March 19, 2001                  By:  /s/ Eric C. Resnick
                                           ------------------------------------
                                            Vice President, Chief Financial
                                            Officer
                                            and Treasurer