Form 10-Q
period 2001-04-30
KSL RECREATION GROUP INC
filed 2001-06-12
CIK 1041878

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

/x/	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended April 30, 2001.

OR

/ /	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

Commission File Number 333-31025

KSL RECREATION GROUP, INC.
(Exact name of Registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	33-0747103 (IRS Employer ID Number)
55-880 PGA Boulevard La Quinta, California (Address of principal executive offices)	92253 (Zip Code)

760/564-8000
(Registrant's telephone number, including area code)

N/A
(Former name, address and fiscal year, if changed since last report)

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /.

Shares outstanding of the Registrant's common stock
as of June 11, 2001
1,000

Class
Common Stock, $0.01 par value

KSL RECREATION GROUP, INC.
(a wholly owned subsidiary of KSL Recreation Corporation)

INDEX

Page
Part I. Financial Information
Item 1. Financial Statements (unaudited)
Condensed consolidated statements of income and comprehensive income for the three and six months ended April 30, 2001 and 2000	3
Condensed consolidated balance sheets, April 30, 2001 and October 31, 2000	4
Condensed consolidated statements of cash flows for the six months ended April 30, 2001 and 2000	5
Notes to condensed consolidated financial statements	6
Item 2. Management's discussion and analysis of financial condition and results of operations	10
Item 3. Quantitative and Qualitative Disclosures About Market Risk	15
Part II. Other Information
Item 4. Submission of Matters to a Vote of Security Holders	16
Item 6. Exhibits and Reports on Form 8-K	16
Signature	17

KSL RECREATION GROUP, INC.
(a wholly owned subsidiary of KSL Recreation Corporation)

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Unaudited)

	Three months ended April 30,		Six months ended April 30,
	2001	2000	2001	2000
	(in thousands, except share and per share data)
Revenues:
Resort	$172,040	$134,141	$292,539	$235,547
Real estate	14,016	9,875	16,145	12,387

Total revenues	186,056	144,016	308,684	247,934
Expenses:
Cost of real estate	11,121	7,624	12,503	9,806
Payroll and benefits	46,043	38,558	86,991	74,211
Other expenses	54,756	43,461	96,236	80,610
Depreciation and amortization	15,902	12,373	29,413	24,272
Corporate fee	2,962	2,555	5,925	5,110

Total operating expenses	130,784	104,571	231,068	194,009

Income from operations	55,272	39,445	77,616	53,925
Other income (expense):
Interest income	542	272	1,018	605
Interest expense	(20,381)	(12,103)	(36,893)	(24,517)
Other expense, net	(246)	(11)	(318)	(82)

Other expense, net	(20,085)	(11,842)	(36,193)	(23,994)

Income before income taxes	35,187	27,603	41,423	29,931
Income tax expense	14,075	10,592	16,569	11,523

Net income	$21,112	$17,011	$24,854	$18,408

Basic and diluted earnings per share	$21,112	$17,011	$24,854	$18,408

Weighted average number of shares	1,000	1,000	1,000	1,000

Comprehensive income:
Net income	$21,112	$17,011	$24,854	$18,408
Cumulative effect of change in accounting principle, net of tax	—	—	2,728	—
Change in fair value of derivative instruments, net of tax	(1,805)	—	(5,864)	—

	(1,805)	—	(3,136)	—

Comprehensive income	$19,307	$17,011	$21,718	$18,408

See accompanying notes to condensed consolidated financial statements.

KSL RECREATION GROUP, INC.
(a wholly owned subsidiary of KSL Recreation Corporation)

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

	April 30, 2001	October 31, 2000
	(in thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$10,562	$16,567
Restricted cash	13,623	5,768
Trade receivables, net of allowance for doubtful receivables of $1,172 and $882, respectively	44,583	23,219
Inventories	16,685	13,436
Current portion of notes receivable	12,258	6,623
Other receivables	4,425	3,618
Prepaid expenses and other current assets	5,116	2,771
Deferred income taxes	2,697	2,697

Total current assets	109,949	74,699
Real estate under development	2,521	6,886
Property and equipment, net of accumulated depreciation of $161,582 and $138,127, respectively	947,859	750,056
Notes receivable, less current portion	8,666	6,646
Restricted cash, less current portion	7,418	7,683
Excess of cost over net assets of acquired entities, net of accumulated amortization of $30,725 and $27,812, respectively	125,720	100,832
Other assets, net	190,848	87,655

	$1,392,981	$1,034,457

LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
Accounts payable	$14,524	$13,026
Accrued liabilities	50,158	31,539
Accrued interest payable	3,199	1,571
Current portion of long-term debt	1,000	1,000
Current portion of obligations under capital leases	940	926
Customer and other deposits	24,386	18,165
Payable to parent	467	1,840
Deferred income and other	8,090	3,249

Total current liabilities	102,764	71,316
Long-term debt, less current portion	813,787	530,000
Obligations under capital leases, less current portion	32,472	32,706
Other liabilities	7,814	1,847
Member deposits	143,950	125,986
Deferred income taxes	17,478	19,604
Commitments and contingencies
Stockholder's equity:
Common stock, $.01 par value, 25,000 shares authorized, 1,000 outstanding	—	—
Additional paid-in capital	252,998	252,998
Accumulated other comprehensive loss, net of tax	(3,136)	—
Retained earnings	24,854	—

Total stockholder's equity	274,716	252,998

	$1,392,981	$1,034,457

See accompanying notes to condensed consolidated financial statements.

KSL RECREATION GROUP, INC.
(a wholly owned subsidiary of KSL Recreation Corporation)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	For the six months ended April 30,
	2001	2000
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$24,854	$18,408
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	29,413	24,272
Amortization of debt issuance costs	995	508
Provision for losses on trade and notes receivables	357	337
Deferred income taxes	622	—
Loss on sale of property and equipment, net	171	58
Changes in operating assets and liabilities, net of effects from acquisition:
Trade receivables	(10,207)	(10,089)
Inventories	(665)	(1,301)
Prepaid expenses and other current assets	(2,045)	180
Notes receivable	63	973
Other receivables	(807)	1,486
Other assets	1,073	20
Accounts payable	694	(1,346)
Accrued liabilities	15,703	(3,385)
Accrued interest payable	1,628	(134)
Deferred income, customer deposits and other	5,971	2,898
Other liabilities	83	76

Net cash provided by operating activities	67,903	32,961
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of business, net of cash acquired	(286,075)	—
Purchases of property and equipment	(16,139)	(34,031)
Restricted cash	(4,329)	2,818
Investment in real estate under development, net	4,365	3,722
Proceeds from sale of property and equipment	25	—

Net cash used in investing activities	(302,153)	(27,491)
CASH FLOWS FROM FINANCING ACTIVITIES:
Revolving line of credit borrowings (repayments), net	226,000	(15,000)
Principal payments on long-term debt and obligations under capital leases	(2,173)	(1,580)
Member deposits and collections on member notes receivable	16,013	17,066
Membership refunds	(5,317)	(3,894)
Payable to Parent	(1,373)	—
Debt financing costs	(4,905)	—

Net cash provided by (used in) financing activities	228,245	(3,408)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(6,005)	2,062
CASH AND CASH EQUIVALENTS, beginning of period	16,567	9,369

CASH AND CASH EQUIVALENTS, end of period	$10,562	$11,431

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid (net of amounts capitalized)	$34,270	$24,143

Income taxes paid	$429	$11,960

See accompanying notes to condensed consolidated financial statements.

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

    Effective November 1, 2000, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 was amended by SFAS 137, which modified the effective date of SFAS 133 to all fiscal quarters of all fiscal years beginning after June 15, 2000. In June 2000, SFAS 133 was further amended by SFAS 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities". SFAS 133, as amended, requires that every derivative instrument, including certain derivative instruments embedded in other contracts, be recorded on the balance sheet at its fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. SFAS 133 also requires that the Company formally document, designate, and assess the effectiveness of transactions that receive hedge accounting. Upon adoption of SFAS 133, the Company recorded an interest rate swap derivative asset of $4.6 million and a net of tax adjustment for the cumulative effect of change in accounting principle of $2.7 million as other comprehensive income (OCI). The fair value of this swap was a liability of $4.2 million at April 30, 2001. The change in this swap's carrying value, net of tax, during the period from November 1, 2000 to April 30, 2001 is reflected as a reduction to OCI in the accompanying condensed consolidated financial statements. The reduction to OCI is attributable to losses on cash flow hedges during the six months ended April 30, 2001.

    The Company uses derivatives instruments such as interest rate swaps and caps to manage exposures to interest rate risks in accordance with its risk management policy. The Company's objectives for holding derivatives are to minimize the risks using the most effective methods to eliminate or reduce the impacts of these exposures. The Company does not use derivative financial instruments for trading purposes. When applicable and in accordance with its risk management policy, the Company uses the short cut or matched terms method assuming no ineffectiveness to account for its hedging instruments in accordance with SFAS No. 133.

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

NOTE 2. Acquisitions

    On December 22, 2000, the Company, through a wholly-owned subsidiary, acquired certain assets and assumed certain liabilities comprising the Arizona Biltmore Resort & Spa (the "Property", or the "Biltmore"), located in Phoenix, Arizona. The purchase price of the Property was $335.0 million (excluding transaction costs of $2.3 million and a working capital purchase price adjustment of $8.3 million). The Company financed the acquisition with cash and debt issued under its Amended and Restated Credit Agreement (as amended December 22, 2000) with various financial institutions, Credit Suisse First Boston, The Bank of Nova Scotia and Salomon Smith Barney. As part of the purchase consideration, the Company assumed a mortgage of $59.4 million, secured by the Property. The acquisition was accounted for using the purchase method of accounting. The excess of cost over net assets acquired was $27.8 million, which is being amortized over 20 years. Accordingly, the operating results of the Biltmore have been included in the Company's consolidated financial statements since acquisition. The excess of the purchase price over the debt assumed, acquisition related costs, and working capital were funded with existing cash and debt issued under the Company's Amended and Restated Credit Agreement, as amended December 22, 2000 (Note 3).

    The following are the Company's unaudited pro forma consolidated results of operations for the six months ended April 30, assuming the Biltmore transaction occurred as of November 1, 1999:

	2001	2000
	(in thousands, except per share data)
Revenues	$323,839	$301,743
Net income before income taxes	43,733	30,984
Net income	26,240	19,040
Net income per share	26,240	19,040

    The unaudited pro forma results do not necessarily represent results that would have occurred if the acquisitions had taken place as of the beginning of the fiscal periods presented, nor do they purport to be indicative of the results that will be obtained in the future.

NOTE 3. Long-term Debt and Restricted Cash

    Concurrent with the acquisition of the Arizona Biltmore on December 22, 2000, the Company amended its credit facility. The Amended and Restated Credit Facility allows for maximum borrowings of $529.3 million, including Term A and Term B loans of $48.5 million each, a Term C loan of $175.0 million and maximum borrowings under a revolving credit facility of $257.3 million, decreasing to $239.6 million, $216.1 million and $186.6 million in May 2001, 2002 and 2003, respectively. Borrowings under the Amended and Restated Credit Facility as of April 30, 2001 bear interest at variable rates up to 2.875% above LIBOR or 1.875% above the Syndication Agent's Base Rate. The Company paid approximately $4.9 million in financing costs in connection with such amendment, which is being amortized over the remaining life of the Amended and Restated Credit Facility. The

Company's outstanding borrowings under the revolving credit line were $85.0 million at April 30, 2001. The terms of the Company's credit facility, including the revolving credit line, contain certain financial covenants. The Company is in compliance with the required financial covenants of the credit facility and other debt instruments at April 30, 2001.

    In March 1999, the Company entered into an interest rate swap agreement to hedge the effects of changes in interest rates. The swap is designated as a cash flow hedge as defined by SFAS 133 and is recorded at its fair value (a liability of $4.2 million at April 30, 2001) on the accompanying condensed consolidated balance sheet, with the change in the swap's carrying value, net of tax, from November 1, 2000 to April 30, 2001 being reflected in OCI. The swap involves the exchange of the variable interest rate of 30 day LIBOR (receive) with a fixed LIBOR interest rate of 5.57% (pay). This interest rate swap agreement is denominated in dollars, has a notional principal amount of $270.0 million and matures in November 2002.

    In February 2001, the Company entered into additional interest rate swap agreements to hedge the effects of changes in interest rates on the Company's variable rate debt, which increased significantly concurrent with the Biltmore acquisition. One agreement has a notional principal amount of $175.0 million and matures in February 2004. However, the counter-party to this agreement can, at its discretion, terminate the agreement in February 2003. The swap involves the exchange of the variable interest rate of 3-month LIBOR (receive) with a fixed LIBOR interest rate of 4.95% (pay). This swap is designated as a cash flow hedge as defined by SFAS 133 and accordingly is recorded at its fair value (liability of $1.1 million at April 30, 2001) on the accompanying condensed consolidated balance sheet. The fair value of the swap at inception was $0 and its change in fair value from inception to April 30, 2001 is reflected, net of tax, in OCI.

    An additional swap agreement has a notional principal amount of $100.0 million and matures in February 2003. The swap involves the exchange of the variable rate interest of 3-month LIBOR (receive) with a fixed LIBOR interest rate of 4.95% (pay). If the 3-month LIBOR is 6.25% or higher at any time during the agreement, the agreement is automatically terminated. The purpose of this swap is to manage the Company's interest rate exposure on its variable rate borrowings. However, the swap does not qualify for hedge accounting under SFAS 133. The fair value of the swap at inception was $0. Its fair value as of April 30, 2001 was a liability of $0.6 million and is included on the accompanying condensed consolidated balance sheet. The change in value is recorded in interest expense.

    The counter-parties to all of the Company's interest swap agreements are major financial institutions. The amounts to be received or paid pursuant to these agreements are accrued and recognized through an adjustment to interest expense in the accompanying condensed consolidated statements of operations over the life of the agreements. During the six months ended April 30, 2001, the Company received net payments related to these swap agreements totaling $0.6 million. These amounts were recorded as reductions to interest expense. Estimated net derivative losses of approximately $1.9 million included in OCI as of April 30, 2001, are expected to be reclassified into earnings during the twelve months ended April 30, 2002.

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

    Reportable segment data for the three and six months ended April 30, 2001 and 2000 are as follows:

	Three months ended April 30,		Six months ended April 30,
	2001	2000	2001	2000
Resort
Revenues	$172,040	$134,141	$292,539	$235,547
Income from Operations	52,856	37,577	74,555	51,850
Real Estate
Revenues	14,016	9,875	16,145	12,387
Income from Operations	2,416	1,868	3,061	2,075
Consolidated
Revenues	186,056	144,016	308,684	247,934
Income from Operations	55,272	39,445	77,616	53,925

    The Real Estate segment's identifiable assets were $4.4 million and $8.5 million at April 30, 2001 and 2000, respectively. All of the remaining assets of the Company are related to the Resort segment, other than the deferred income taxes, which is considered a corporate asset and is not identifiable to either segment. Substantially all of the Company's capital expenditures and depreciation and amortization expense relates to the Resort segment.

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

Consolidated Results of Operations

    Net income totaled $21.1 million for the three months ended April 30, 2001 ("2001 Second Quarter) as compared to $17.0 million for the three months ended April 30, 2000 ("2000 Second Quarter"). For the six months ended April 30, 2001 ("2001 Six Months") net income totaled $24.9 million compared with $18.4 million for the six months ended April 30, 2000 ("2000 Six Months"). Income from operations totaled $55.3 million in the 2001 Second Quarter and $39.4 million in the 2000 Second Quarter. Similarly, income from operations increased to $77.6 million in the 2001 Six Months from $53.9 million in the 2000 Six Months. The improvement in operating results from the 2000 Second Quarter to the 2001 Second Quarter as well as from the 2000 Six Months to the 2001 Six Months relates primarily to (i) the acquisition of the Biltmore; (ii) recently completed capital improvements; and (iii) internal growth, as the Company achieved significant increases in revenue per available room night ("RevPAR") at certain of its resorts, especially Grand Wailea. Additional information relating to the operating results for each business segment is set forth below.

Resort Segment

    Select operating data for the Company's resort segment for the quarters indicated is as follows:

	Three months ended April 30,		Six months ended April 30,
	2001	2000	2001	2000
	(in thousands, except operating statistics)
Resort revenue:
Rooms	$69,939	$52,858	$118,148	$92,456
Food and beverage	43,585	32,670	73,824	57,613
Golf fees	11,702	13,067	20,636	21,122
Dues and fees	6,359	5,187	12,337	10,372
Merchandise	8,398	7,152	14,526	12,429
Spa	8,614	6,873	15,317	12,195
Other	23,443	16,334	37,751	29,360

Total resort revenue	$172,040	$134,141	$292,539	$235,547
Resort operating income	$52,856	$37,577	$74,555	$51,850
Operating statistics:
Available room nights	369,606	306,036	712,480	616,690
Occupancy	72.3%	73.8%	68.0%	65.2%
ADR (average daily room rate)	$261.37	$234.21	$242.92	$228.73
RevPAR	$188.97	$172.85	$165.15	$149.13

    Resort revenues.  Resort revenues increased by $37.9 million or 28.3%, from $134.1 in the 2000 Second Quarter to $172.0 million in the 2001 Second Quarter. In addition, resort revenues increased $57.0 million or 24.2% from $235.5 million in the 2000 Six Months to $292.5 million in the 2001 Six Months. The majority of these increases can be attributed to the acquisition of the Biltmore on December 22, 2000. This transaction was accounted for as a purchase and accordingly Biltmore's results are included from the date of its acquisition. The revenue increase can also be attributed to "same stores" growth at resorts that the Company has owned for at least twelve months. The acquisition of the Biltmore and the same stores growth enabled significant revenue increases in rooms, food and beverage, dues and fees, merchandise, spa and other resort related revenues.

    During the 2001 Second Quarter and the 2001 Six Months, the Company was engaged in ongoing capital improvements at all of its resorts, which the Company believes will add to future revenues. These capital improvements totaled approximately $7.9 million in the 2001 Second Quarter and $16.1 million in the 2001 Six Months.

    Resort operating expenses.  With the exception of the cost of real estate sold, substantially all of the Company's operating expenses, including depreciation and amortization and the corporate fee, relate to the Resort segment. Operating expenses (excluding depreciation and amortization and the corporate fee) increased by $18.7 million or 22.9%, from $81.6 million in the 2000 Second Quarter to $100.3 million in the 2001 Second Quarter. Operating expenses (excluding depreciation and amortization and the corporate fee) increased by $28.3 million or 18.4% from $154.3 million in the 2000 Six Months to $182.6 million in the 2001 Six Months. Same stores operating expenses (excluding depreciation and amortization and the corporate fee) increased slightly in the 2001 Second Quarter as compared to the 2000 Second Quarter as well as in the 2001 Six Months as compared to the 2000 Six Months. The increases can be attributed to expenses related to revenue growth described above.

    Depreciation and amortization increased $3.5 million or 28.5% in the 2001 Second Quarter as compared to the 2000 Second Quarter. The 2001 Six Months depreciation and amortization totaled $29.4 million, a $5.1 million or 21.2% increase from the 2000 Six Months. These increases can be attributed to the acquisition of the Biltmore, which added approximately $3.2 million of depreciation and amortization in the 2001 Second Quarter and $4.3 million of depreciation and amortization in the 2001 Six Months. The remainder of the increase in these expenses can be attributed to the ongoing capital improvements at each of the Company's resorts.

    Resort operating income.  Operating income increased $15.3 million, or 40.7%, from $37.6 million in the 2000 Second Quarter to $52.9 million in the 2001 Second Quarter; whereas operating income of $74.6 million in the 2001 Six Months was an increase of $22.7 million or 43.8% from the 2000 Six Months. These increases can be attributed to the revenue growth outpacing the expense growth due to the factors detailed above. The operating income margin for the resort segment was 30.7% in the 2001 Second Quarter as compared to 28.0% in the 2000 Second Quarter. During the 2001 Six Months, the operating income margin was 25.5% as compared to 22.0% during the same period in the prior year.

    Real estate operations.  Real estate revenue totaled $14.0 million in the 2001 Second Quarter as compared to $9.9 million in the 2000 Second Quarter, a quarter over quarter increase of $4.1 million or 41.9%. For the 2001 Six Months real estate revenue totaled $16.1 million as compared to real estate revenue of $12.4 million during the 2000 Six Months. Operating income earned by the real estate segment increased $0.5 million from $1.9 million in the 2000 Second Quarter to $2.4 million in the 2001 Second Quarter. During the 2001 Six Months, the real estate segment closed sales of twenty-one resort homes on a site adjacent to La Quinta Resort and Spa, for approximately $14.7 million with nineteen of these sales closing in the 2001 Second Quarter for approximately $13.0 million. During the 2000 Six Months, the real estate segment sold eighteen of these resort homes for approximately $11.5 with fourteen of these sales closing in the 2000 Second Quarter for approximately $9.2 million.

    Net interest expense.  Net interest expense increased by $8.0 million or 67.7% from $11.8 million in the 2000 Second Quarter to $19.8 million in the 2001 Second Quarter. Net interest expensed totaled $35.9 million for the 2001 Six Months, an increase of $12.0 million or 50.0% from the $23.9 million recorded in the corresponding period in the prior year. Interest expense for the 2001 Second Quarter and the 2001 Six Months consisted primarily of interest on the Company's (i) $125.0 million 10.25% Senior Subordinated Notes due 2007; (ii) $275.0 million mortgage secured by the Grand Wailea Resort; (iii) Term A, Term B and Term C Notes drawn against the Company's Amended and Restated Credit Facility; (iv) $59.2 million mortgage secured by the Arizona Biltmore Resort and Spa; and (v) revolving borrowings under the Company's Amended and Restated Credit Facility. The increase in interest expense can be attributed to the Company's increased debt level due to the acquisition of the Biltmore offset slightly by a decrease in the effective interest rate on the Company's variable rate borrowings.

    Income tax expense.  Income tax expense increased to $14.1 million in the 2001 Second Quarter from $10.6 million in the 2000 Second Quarter due to the increase in income before taxes. The Company's effective tax rate for the 2001 Second Quarter was 40.0% as compared to 38.4% during the 2000 Second Quarter. Income tax expense during the 2001 Six Months increased to $16.6 million from $11.5 million for the corresponding period in the prior year again due to the increase in income before taxes. The Company's effective tax rate for the 2001 Six Months was 40.0% as compared to 38.5% for the 2000 Six Months.

    Net income.  Net income increased by $4.1 million or 24.1%, from $17.0 million in the 2000 Second Quarter to $21.1 million in the 2001 Second Quarter. Net income for the 2001 Six Months was $24.9 million, an increase of $6.4 million or 35.0% from the 2000 Six Months. These increases can be attributed to the factors detailed above.

EBITDA and Adjusted EBITDA Analysis

    The following includes comparative financial information of the Company's EBITDA and Adjusted EBITDA for the three and six months ended April 30, 2001 and 2000:

	Three months ended April 30,		Six months ended April 30,
	2001	2000	2001	2000
	(in thousands, except share and per share data)
EBITDA(1)	$70,928	$51,807	$106,711	$78,115
Net Membership Deposits(2)	6,691	9,299	10,985	13,327
Non-cash items(3)	1,396	10	1,468	81

Adjusted EBITDA(4)	$79,015	$61,116	$119,164	$91,523

    EBITDA and Adjusted EBITDA.  EBITDA increased by $19.1 million or 36.9% from $51.8 million in the 2000 Second Quarter to $70.9 million in the 2001 Second Quarter. In the 2001 Six Months, EBITDA was $106.7 million, an increase of $28.6 million or 36.6% from $78.1 million. These increases are due largely to the acquisition of the Biltmore, as discussed above, and same stores EBITDA growth at certain of the Company's resorts, especially Grand Wailea.

    Adjusted EBITDA increased by $17.9 million or 29.3% from $61.1 million in the 2000 Second Quarter to $79.0 million in the 2001 Second Quarter. In the 2001 Six Months, Adjusted EBITDA was $119.2 million, an increase $27.6 million or 30.2% from the same period in the prior year. These increases reflect the increases in EBITDA discussed above partially offset by a decline in net membership deposits in the 2001 Second Quarter. The decline in net membership deposits can be attributed to new members choosing to defer a greater portion of their initial deposits than in the prior year and to a decline in the number of new members in the 2001 Second Quarter as compared to the 2000 Second Quarter.

1)
EBITDA is defined as net income before (i) income tax expense; (ii) depreciation and amortization; and (iii) net interest expense. EBITDA is not defined as an alternative to profitability measures as determined under accounting principles generally accepted in the United States of America ("GAAP"), and it may not be comparable to similarly titled measures reported by other companies.

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

    During the 2001 Six Months, cash flow provided by operating activities was $67.9 million compared to $33.0 million in the 2000 Six Months. As of April 30, 2001, the Company had cash and cash equivalents of $10.6 million (excluding restricted cash of $21.0 million). The Company's long-term debt at April 30, 2001 included (i) $125.0 million 10.25% Senior Subordinated Notes due 2007; (ii) a $275.0 million mortgage secured by the Grand Wailea Resort; (iii) Term A, Term B and Term C Notes totaling $271.0 million drawn against the Company's Amended and Restated Credit Facility; (iv) $85.0 million of revolving borrowings under the Company's Amended and Restated Credit Facility; and (v) $58.8 million mortgage secured by the Arizona Biltmore Resort and Spa. Capital expenditures totaled $16.1 million and $34.0 million for the 2001 Six Months and the 2000 Six Months, respectively. Although the Company has no material firm commitments for capital expenditures, the Company expects to invest significant capital in its Resort properties in the future to drive revenue growth.

    As of April 30, 2001, the Company had a revolving credit facility, which allowed for maximum borrowings of $257.3 million. Maximum borrowings under the revolving credit line decrease to $239.6 million in May 2001, $216.1 million in May 2002 and $186.6 million in May 2003. Borrowings under the credit facility bear interest at variable rates up to 2.875% above LIBOR or 1.875% above the Syndication Agent's base rate. As of April 30, 2001 borrowings under the revolving credit facility were $85.0 million and bore interest at LIBOR plus 2.0% and mature on April 30, 2004.

    The Company is continually engaged in evaluating potential acquisition candidates to add to its portfolio of properties. The Company expects that funding for future acquisitions may come from a variety of sources, depending on the size and nature of any such acquisitions. Potential sources of capital include cash generated from operations, borrowings under the credit facility, additional equity investments from the Parent or partnerships formed at the direction of Kohlberg Kravis Roberts & Co., L.P. ("KKR"), or other external debt or equity financings. There can be no assurance that such additional capital sources will be available to the Company on terms which the Company finds acceptable, or be available at all.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

    The Company's most significant "market risk" exposure is the effect of changing interest rates. The Company manages its interest expense by using a combination of fixed and variable rate debt and interest rate cap and swap agreements. At April 30, 2001, the Company's debt consisted of approximately $125.0 million and $58.8 million of fixed rate debt at a weighted average interest rate of 10.25% and 8.25%, respectively, and $631.0 million of variable rate debt at a weighted average interest rate of 8.61%. The Company entered into interest swap agreements to reduce its exposure to interest rate fluctuations on its variable rate debt. As of April 30, 2001, the Company had swap agreements in effect with notional amounts totaling $545.0 million.

    The amount of variable rate debt fluctuates during the year based on the Company's cash requirements. If average interest rates were to increase one eighth of one percent for the six months ended April 30, 2001, the net impact on the Company's pre-tax earnings would have been approximately $0.1 million.

PART II. OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

    No matters were submitted to a vote of Security Holders of the Company during the quarter ended April 30, 2001.

Item 6. Exhibits and Reports on Form 8-K

  (a)
  Exhibits

    None

  (b)
  Reports on Form 8-K

    None

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KSL RECREATION GROUP, INC.
Dated: June 12, 2001	By:	/s/ ERIC C. RESNICK Vice President, Chief Financial Officer and Treasurer

QuickLinks

PART I. FINANCIAL INFORMATION
  ITEM 1. FINANCIAL STATEMENTS
  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
PART II. OTHER INFORMATION
  Item 4. Submission of Matters to a Vote of Security Holders
  Item 6. Exhibits and Reports on Form 8-K