Form 10-Q
period 2001-07-31
KSL RECREATION GROUP INC
filed 2001-09-14
CIK 1041878

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

/x/	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended July 31, 2001.

OR

/ /	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

Commission File Number 333-31025

KSL RECREATION GROUP, INC.
(Exact name of Registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	33-0747103 (IRS Employer ID Number)
55-880 PGA Boulevard La Quinta, California (Address of principal executive offices)	92253 (Zip Code)

760/564-8000
(Registrant's telephone number, including area code)

N/A
(Former name, address and fiscal year, if changed since last report)

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

Shares outstanding of the Registrant's common stock
as of September 12, 2001
1,000

Class
Common Stock, $0.01 par value

KSL RECREATION GROUP, INC.
(a wholly owned subsidiary of KSL Recreation Corporation)

INDEX

Page
Part I. Financial Information
Item 1. Financial Statements (unaudited)
Condensed consolidated statements of operations and comprehensive income (loss) for the three and nine months ended July 31, 2001 and 2000	3
Condensed consolidated balance sheets, July 31, 2001 and October 31, 2000	4
Condensed consolidated statements of cash flows for the nine months ended July 31, 2001 and 2000	5
Notes to condensed consolidated financial statements	6
Item 2. Management's discussion and analysis of financial condition and results of operations	10
Item 3. Quantitative and Qualitative Disclosures About Market Risk	15
Part II. Other Information
Item 4. Submission of Matters to a Vote of Security Holders	16
Item 6. Exhibits and Reports on Form 8-K	16
Signature	17

KSL RECREATION GROUP, INC.
(a wholly owned subsidiary of KSL Recreation Corporation)

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three months ended July 31,		Nine months ended July 31,
	2001	2000	2001	2000
	(in thousands, except share and per share data)
Revenues:
Resort	$121,815	$107,795	$414,354	$343,342
Real estate	11,361	5,792	27,506	18,179

Total revenues	133,176	113,587	441,860	361,521
Expenses:
Cost of real estate	6,998	4,397	19,501	14,203
Payroll and benefits	43,129	39,283	130,120	113,494
Other expenses	42,922	38,938	139,158	119,548
Depreciation and amortization	16,394	13,804	45,807	38,076
Corporate fee	2,963	2,555	8,888	7,665

Total operating expenses	112,406	98,977	343,474	292,986

Income from operations	20,770	14,610	98,386	68,535
Other income (expense):
Interest income	592	253	1,610	858
Interest expense	(19,273)	(13,078)	(56,166)	(37,595)
Other expense, net	(2,888)	(377)	(3,206)	(459)

Other expense, net	(21,569)	(13,202)	(57,762)	(37,196)

Income (loss) before income taxes	(799)	1,408	40,624	31,339
Income tax expense (benefit)	(319)	1,013	16,250	12,536

Net income (loss)	$(480)	$395	$24,374	$18,803

Basic and diluted earnings per share	$(480)	$395	$24,374	$18,803

Weighted average number of shares	1,000	1,000	1,000	1,000

Comprehensive income:
Net income (loss)	$(480)	$395	$24,374	$18,803
Cumulative effect of change in accounting principle, net of tax	—	—	2,728	—
Change in fair value of derivative instruments, net of tax	(2,738)	—	(8,602)	—

	(2,738)	—	(5,874)	—

Comprehensive income (loss)	$(3,218)	$395	$18,500	$18,803

See accompanying notes to condensed consolidated financial statements.

KSL RECREATION GROUP, INC.
(a wholly owned subsidiary of KSL Recreation Corporation)

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

	July 31, 2001	October 31, 2000
	(in thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$32,644	$16,567
Restricted cash	9,275	5,768
Trade receivables, net of allowance for doubtful receivables of $1,124 and $882, respectively	27,515	23,219
Inventories	16,342	13,436
Current portion of notes receivable	12,156	6,623
Other receivables	4,259	3,618
Prepaid expenses and other current assets	4,137	2,771
Deferred income taxes	2,441	2,697

Total current assets	108,769	74,699
Real estate under development	2,627	6,886
Property and equipment, net of accumulated depreciation of $167,545 and $138,127, respectively	943,552	750,056
Notes receivable, less current portion	7,977	6,646
Restricted cash, less current portion	9,860	7,683
Excess of cost over net assets of acquired entities, net of accumulated amortization of $32,085 and $27,812, respectively	124,330	100,832
Other assets, net	184,101	87,655

	$1,381,216	$1,034,457

LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
Accounts payable	$7,913	$13,026
Accrued liabilities	56,017	31,539
Accrued interest payable	4,990	1,571
Current portion of long-term debt	1,000	1,000
Current portion of obligations under capital leases	1,006	926
Customer and other deposits	22,395	18,165
Payable to parent	—	1,840
Deferred income and other	7,875	3,249

Total current liabilities	101,196	71,316
Long-term debt, less current portion	803,391	530,000
Obligations under capital leases, less current portion	32,522	32,706
Other liabilities	13,533	1,847
Member deposits	147,825	125,986
Deferred income taxes	11,251	19,604
Commitments and contingencies
Stockholder's equity:
Common stock, $.01 par value, 25,000 shares authorized, 1,000 outstanding	—	—
Additional paid-in capital	252,998	252,998
Accumulated other comprehensive loss, net of tax	(5,874)	—
Retained earnings	24,374	—

Total stockholder's equity	271,498	252,998

	$1,381,216	$1,034,457

See accompanying notes to condensed consolidated financial statements.

KSL RECREATION GROUP, INC.
(a wholly owned subsidiary of KSL Recreation Corporation)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	For the nine months ended July 31,
	2001	2000
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$24,374	$18,803
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	45,807	38,076
Amortization of debt issuance costs	1,616	762
Provision for losses on trade and notes receivables	462	512
Deferred income taxes	(5,349)	—
Loss on disposal of property and equipment, net	2,983	247
Changes in operating assets and liabilities, net of effects from acquisition:
Trade receivables	6,756	(5,088)
Inventories	(322)	(1,595)
Prepaid expenses and other current assets	(1,066)	4,520
Notes receivable	10	922
Other receivables	(641)	(3,586)
Other assets	5,707	3,613
Accounts payable	(5,917)	(7,256)
Accrued liabilities	21,562	(5,140)
Accrued interest payable	3,419	3,183
Deferred income, customer deposits and other	3,765	133
Other liabilities	3,064	108

Net cash provided by operating activities	106,230	48,214
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of business, net of cash acquired	(286,075)	—
Purchases of property and equipment	(27,826)	(44,295)
Restricted cash	(2,423)	3,980
Investment in real estate under development, net	4,259	5,311
Proceeds from sales of land, net	—	77
Proceeds from sale of property and equipment	25	655

Net cash used in investing activities	(312,040)	(34,272)
CASH FLOWS FROM FINANCING ACTIVITIES:
Dividends and return of capital to Parent	—	(19,309)
Revolving line of credit borrowings (repayments), net	216,000	(6,000)
Principal payments on long-term debt and obligations under capital leases	(2,783)	(1,833)
Member deposits and collections on member notes receivable	23,300	23,976
Membership refunds	(7,885)	(5,822)
Payable to Parent	(1,840)	—
Debt financing costs	(4,905)	—

Net cash provided by (used in) financing activities	221,887	(8,988)

NET INCREASE IN CASH AND CASH EQUIVALENTS	16,077	4,954
CASH AND CASH EQUIVALENTS, beginning of period	16,567	9,369

CASH AND CASH EQUIVALENTS, end of period	$32,644	$14,323

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid (net of amounts capitalized)	$51,131	$33,651

Income taxes paid	$6,880	$16,034

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

    Effective November 1, 2000, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 was amended by SFAS 137, which modified the effective date of SFAS 133 to all fiscal quarters of all fiscal years beginning after June 15, 2000. In June 2000, SFAS 133 was further amended by SFAS 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities". SFAS 133, as amended, requires that every derivative instrument, including certain derivative instruments embedded in other contracts, be recorded on the balance sheet at its fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. SFAS 133 also requires that the Company formally document, designate, and assess the effectiveness of transactions that receive hedge accounting. Upon adoption of SFAS 133, the Company recorded an interest rate swap derivative asset of $4.6 million and a net of tax adjustment for the cumulative effect of change in accounting principle of $2.7 million as other comprehensive income (OCI). The fair value of this swap was a liability of $6.4 million at July 31, 2001.

    The Company uses derivatives instruments, such as interest rate swaps and caps, to manage exposures to interest rate risks in accordance with its risk management policy. The Company's objectives for holding derivatives are to minimize the risks using the most effective methods to eliminate or reduce the impacts of these exposures. The Company does not use derivative financial instruments for trading purposes. When applicable and in accordance with its risk management policy, the Company uses the short cut or matched terms method assuming no ineffectiveness to account for its hedging instruments in accordance with SFAS No. 133.

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

    In June 2001 the Financial Accounting Standards Board approved Statement of Financial Accounting Standard No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 prospectively prohibits the pooling of interest method of accounting for business combinations initiated after June 30, 2001. SFAS No. 142 requires companies to cease amortizing goodwill that existed at June 30, 2001. The adoption of SFAS No. 142 is required for the Company on November 1, 2002, with early adoption as of November 1, 2001 permitted. Any goodwill resulting from acquisitions completed after June 30, 2001 will not be amortized. SFAS No. 142 also establishes a new method of testing goodwill for impairment on an annual basis or on an interim basis if an event occurs or circumstances change that would reduce the fair value of a reporting unit below is carrying value. The adoption of SFAS No. 142 will result in the Company's discontinuation of amortization of its goodwill; however, the Company will be required to test its goodwill for impairment under the new standard beginning in the first fiscal quarter of the year adopted, which could have an adverse effect on the Company's future results of operations if an impairment occurs.

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

    The following are the Company's unaudited pro forma consolidated results of operations for the nine months ended July 31, assuming the Biltmore transaction occurred as of November 1, 1999:

	2001	2000
	(in thousands, except per share data)
Revenues	$457,015	$433,841
Net income before income taxes	42,934	26,514
Net income	25,760	15,908
Net income per share	25,760	15,908

    The unaudited pro forma results do not necessarily represent results that would have occurred if the acquisitions had taken place as of the beginning of the fiscal periods presented, nor do they purport to be indicative of the results that will be obtained in the future.

NOTE 3. Long-term Debt and Restricted Cash

    Concurrent with the acquisition of the Arizona Biltmore on December 22, 2000, the Company amended its credit facility. The Amended and Restated Credit Facility allows for maximum borrowings of $510.6 million, including Term A and Term B loans of $48.0 million each, a Term C loan of $175.0 million and maximum borrowings under a revolving credit facility of $239.6 million decreasing to $216.1 million in May 2002 and $186.6 million in May 2003. Borrowings under the Amended and Restated Credit Facility as of July 31, 2001 bear interest at variable rates up to 2.875% above LIBOR or 1.875% above the Syndication Agent's Base Rate. The Company paid approximately $4.9 million in financing costs in connection with such amendment, which is being amortized over the remaining life of the Amended and Restated Credit Facility. The Company's outstanding borrowings under the revolving credit line were $75.0 million at July 31, 2001. The terms of the Company's credit facility, including the revolving credit line, contain certain financial covenants. The Company is in compliance with the required financial covenants of the credit facility and other debt instruments at July 31, 2001.

    In March 1999, the Company entered into an interest rate swap agreement to hedge the effects of changes in interest rates. The swap is designated as a cash flow hedge as defined by SFAS 133 and is recorded at its fair value (a liability of $6.4 million at July 31, 2001) on the accompanying condensed consolidated balance sheet, with the change in the swap's carrying value, net of tax, from November 1, 2000 to July 31, 2001 being reflected in OCI. The reduction to OCI is attributable to losses on cash flow hedges during the nine months ended July 31, 2001. The swap involves the exchange of the variable interest rate of 30 day LIBOR (receive) with a fixed LIBOR interest rate of 5.57% (pay). This interest rate swap agreement is denominated in dollars, has a notional principal amount of $270.0 million and matures in November 2002.

    In February 2001, the Company entered into additional interest rate swap agreements to hedge the effects of changes in interest rates on the Company's variable rate debt, which increased significantly concurrent with the Biltmore acquisition. One agreement has a notional principal amount of $175.0 million and matures in February 2004. However, the counter-party to this agreement can, at its discretion, terminate the agreement in February 2003. The swap involves the exchange of the variable interest rate of 3-month LIBOR (receive) with a fixed LIBOR interest rate of 4.95% (pay). This swap is designated as a cash flow hedge as defined by SFAS 133 and accordingly is recorded at its fair value (liability of $3.5 million at July 31, 2001) on the accompanying condensed consolidated balance sheet. The fair value of the swap at inception was $0 and its change in fair value from inception to July 31, 2001 is reflected, net of tax, in OCI. The reduction to OCI is attributable to losses on cash flow hedges during the nine months ended July 31, 2001.

    An additional swap agreement has a notional principal amount of $100.0 million and matures in February 2003. The swap involves the exchange of the variable rate interest of 3-month LIBOR (receive) with a fixed LIBOR interest rate of 4.95% (pay). If the 3-month LIBOR is 6.25% or higher at any time during the agreement, the agreement is automatically terminated. However, the swap does not qualify for hedge accounting under SFAS 133. The fair value of the swap at inception was $0. Its fair value as of July 31, 2001 was a liability of $1.7 million and is included on the accompanying condensed consolidated balance sheet. The change in fair value is recorded in interest expense.

    The counter-parties to all of the Company's interest swap agreements are major financial institutions. The purpose of these swaps is to manage the Company's interest rate exposure on its variable rate borrowings. The amounts to be received or paid pursuant to these agreements are accrued and recognized through an adjustment to interest expense in the accompanying condensed consolidated statements of operations over the life of the agreements. During the nine months ended July 31, 2001, the Company made net payments related to these swap agreements totaling $0.4 million. These amounts were recorded as increases to interest expense. Estimated net derivative losses of approximately $1.9 million included in OCI as of July 31, 2001, are expected to be reclassified into earnings during the twelve months ending July 31, 2002.

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

    Reportable segment data for the three and nine months ended July 31, 2001 and 2000 are as follows:

	Three months ended July 31,		Nine months ended July 31,
	2001	2000	2001	2000
Resort
Revenues	$121,815	$107,795	$414,354	$343,342
Income from Operations	17,170	13,521	91,725	65,371
Real Estate
Revenues	11,361	5,792	27,506	18,179
Income from Operations	3,600	1,089	6,661	3,164
Consolidated
Revenues	133,176	113,587	441,860	361,521
Income from Operations	20,770	14,610	98,386	68,535

    The Real Estate segment's identifiable assets were $12.8 million and $9.0 million at July 31, 2001 and 2000, respectively. All of the remaining assets of the Company are related to the Resort segment, other than the deferred income taxes, which is considered a corporate asset and is not identifiable to either segment. Substantially all of the Company's capital expenditures and depreciation and amortization expense relates to the Resort segment.

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

Consolidated Results of Operations

    Net loss totaled $0.5 million for the three months ended July 31, 2001 ("2001 Third Quarter) as compared to net income of $0.4 million for the three months ended July 31, 2000 ("2000 Third Quarter"). For the nine months ended July 31, 2001 ("2001 Nine Months") net income totaled $24.4 million compared with $18.8 million for the nine months ended July 31, 2000 ("2000 Nine Months"). Income from operations totaled $20.8 million in the 2001 Third Quarter and $14.6 million in the 2000 Third Quarter. Similarly, income from operations increased to $98.4 million in the 2001 Nine Months from $68.5 million in the 2000 Nine Months. The improvement in operating results from the 2000 Third Quarter to the 2001 Third Quarter as well as from the 2000 Nine Months to the 2001 Nine Months relates primarily to (i) the acquisition of the Biltmore; (ii) recently completed capital improvements; and (iii) internal growth, as the Company achieved increases in average daily room rate ("ADR") at certain of its resorts, especially Grand Wailea. Additional information relating to the operating results for each business segment is set forth below.

Resort Segment

    Select operating data for the Company's resort segment for the quarters indicated is as follows:

	Three months ended July 31,		Nine months ended July 31,
	2001	2000	2001	2000
	(in thousands, except operating statistics)
Resort revenue:
Rooms	$47,489	$39,554	$165,637	$132,010
Food and beverage	31,213	27,902	105,037	85,515
Golf fees	5,885	6,453	26,521	27,575
Dues and fees	6,473	5,390	18,810	15,762
Merchandise	5,049	4,614	19,575	17,043
Spa	7,157	5,884	22,474	18,079
Other	18,549	17,998	56,300	47,358

Total resort revenue	$121,815	$107,795	$414,354	$343,342
Resort operating income	$17,170	$13,521	$91,725	$65,371
Operating statistics:
Available room nights	385,418	314,311	1,097,292	931,001
Occupancy	64.2%	67.7%	66.8%	66.1%
ADR (average daily room rate)	$189.97	$186.31	$225.89	$214.68
RevPAR	$121.96	$126.13	$150.89	$141.90

    Resort revenues.  Resort revenues increased by $14.0 million or 13.0%, from $107.8 in the 2000 Third Quarter to $121.8 million in the 2001 Third Quarter. In addition, resort revenues increased

$71.0 million or 20.7% from $343.3 million in the 2000 Nine Months to $414.4 million in the 2001 Nine Months. The majority of these increases can be attributed to the acquisition of the Biltmore on December 22, 2000. This transaction was accounted for as a purchase and accordingly Biltmore's results are included from the date of its acquisition. The revenue increase can also be attributed to "same stores" growth at certain resorts that the Company has owned for at least twelve months, especially at Grand Wailea. The acquisition of the Biltmore and the same stores growth enabled significant revenue increases in rooms, food and beverage, dues and fees, merchandise, spa and other resort related revenues.

    During the 2001 Third Quarter and the 2001 Nine Months, the Company was engaged in ongoing capital improvements at all of its resorts, which the Company believes will add to future revenues. These capital improvements totaled approximately $11.7 million in the 2001 Third Quarter and $27.8 million in the 2001 Nine Months.

    Resort operating expenses.  With the exception of the cost of real estate sold, substantially all of the Company's operating expenses, including depreciation and amortization and the corporate fee, relate to the Resort segment. Operating expenses (excluding depreciation and amortization and the corporate fee) increased by $7.8 million or 10.0%, from $78.2 million in the 2000 Third Quarter to $86.0 million in the 2001 Third Quarter. Operating expenses (excluding depreciation and amortization and the corporate fee) increased by $36.2 million or 15.5% from $233.1 million in the 2000 Nine Months to $269.3 million in the 2001 Nine Months. 2001 Third Quarter same stores operating expenses (excluding depreciation and amortization and the corporate fee) were comparable to the 2000 Third Quarter, and the 2001 Nine Months were comparable to the 2000 Nine Months. Due to aggressive cost controls at the Company's resorts, the Company was able to minimize expense increases even as revenues increased significantly, as discussed above.

    Depreciation and amortization increased $2.6 million or 18.8% in the 2001 Third Quarter as compared to the 2000 Third Quarter. The 2001 Nine Months depreciation and amortization totaled $45.8 million, a $7.7 million or 20.3% increase from the 2000 Nine Months. These increases can be attributed to the acquisition of the Biltmore, which added approximately $3.6 million of depreciation and amortization in the 2001 Third Quarter and $7.9 million of depreciation and amortization in the 2001 Nine Months.

    Resort operating income.  Operating income increased $3.7 million, or 27.0%, from $13.5 million in the 2000 Third Quarter to $17.2 million in the 2001 Third Quarter; whereas operating income of $91.7 million in the 2001 Nine Months was an increase of $26.4 million or 40.3% from the 2000 Nine Months. These increases can be attributed to the revenue growth outpacing the expense growth due to the factors detailed above. The operating income margin for the resort segment was 14.1% in the 2001 Third Quarter as compared to 12.5% in the 2000 Third Quarter. During the 2001 Nine Months, the operating income margin was 22.1% as compared to 19.0% during the same period in the prior year.

    Real estate operations.  Real estate revenue totaled $11.4 million in the 2001 Third Quarter as compared to $5.8 million in the 2000 Third Quarter, a quarter over quarter increase of $5.6 million or 96.1%. For the 2001 Nine Months real estate revenue $27.5 million as compared to real estate revenue of $18.2 million during the 2000 Nine Months. Operating income earned by the real estate segment increased $2.5 million from $1.1 million in the 2000 Third Quarter to $3.6 million in the 2001 Third Quarter. During the 2001 Third Quarter, the Company and certain of its affiliates sold a parcel of land in La Quinta, California. The Real Estate Segment realized revenue of $9.6 million and operating income of $3.8 million in this transaction. In addition, during the 2001 Nine Months, the real estate segment closed sales of twenty-three resort homes on a site adjacent to La Quinta Resort and Spa, for approximately $16.2 million with two of these sales closing in the 2001 Third Quarter for approximately $1.5 million. During the 2000 Nine Months, the real estate segment sold twenty-six of these resort homes for approximately $16.8 million with eight of these sales closing in the 2000 Third Quarter for approximately $5.3 million.

    Net interest expense.  Net interest expense increased by $5.9 million or 45.7% from $12.8 million in the 2000 Third Quarter to $18.7 million in the 2001 Third Quarter. Net interest expensed totaled $54.6 million for the 2001 Nine Months, an increase of $17.8 million or 48.5% from the $36.7 million recorded in the corresponding period in the prior year. Interest expense for the 2001 Third Quarter and the 2001 Nine Months consisted primarily of interest on the Company's (i) $125.0 million 10.25% Senior Subordinated Notes due 2007; (ii) $275.0 million mortgage secured by the Grand Wailea Resort; (iii) Term A, Term B and Term C Notes drawn against the Company's Amended and Restated Credit Facility; (iv) $59.2 million mortgage secured by the Arizona Biltmore Resort and Spa; and (v) revolving borrowings under the Company's Amended and Restated Credit Facility. The increase in interest expense can be attributed to the Company's increased debt level due to the acquisition of the Biltmore offset slightly by a decrease in the effective interest rate on the Company's variable rate borrowings.

    Income tax expense.  The Company realized an income tax benefit of $0.3 million in the 2001 Third Quarter as compared to a $1.0 million expense in the 2000 Third Quarter due to the loss before income taxes in 2001 Third Quarter compared to the income in the 2000 Third Quarter. The Company's effective tax rate for the 2001 Third Quarter was 40.0% as compared to 71.9% during the 2000 Third Quarter. Income tax expense during the 2001 Nine Months increased to $16.3 million from $12.5 million for the corresponding period in the prior year again due to the increase in income before taxes. The Company's effective tax rate for the 2001 Nine Months as well as the 2000 Nine Months was 40.0%.

    Net income.  The Company realized a net loss of $0.5 million in the 2001 Third Quarter as compared to net income of $0.4 million in the 2000 Third Quarter. The change can be attributed to higher operating income being offset by higher net interest expense as described above. In addition, the Company had significantly higher other expense in the 2001 Third Quarter and 2001 Nine Months from the prior periods. This increase can be attributed to the write-off of fixed assets replaced in the Company's ongoing capital improvements at its resorts, especially at the Doral Resort & Spa and the Grand Wailea Resort. Net income for the 2001 Nine Months was $24.4 million, an increase of $5.6 million or 29.6% from the 2000 Nine Months. This increase can be attributed to the factors detailed above.

EBITDA and Adjusted EBITDA Analysis

    The following includes comparative financial information of the Company's EBITDA and Adjusted EBITDA for the three and nine months ended July 31, 2001 and 2000:

	Three months ended July 31,		Nine months ended July 31,
	2001	2000	2001	2000
	(in thousands, except share and per share data)
EBITDA (1)	$34,276	$28,037	$140,987	$106,152
Net Membership Deposits (2)	4,794	5,092	15,779	18,419
Non-cash items (3)	3,746	378	5,214	459

Adjusted EBITDA (4)	42,816	$33,507	$161,980	$125,030

    EBITDA and Adjusted EBITDA.  EBITDA increased by $6.2 million or 22.3% from $28.0 million in the 2000 Third Quarter to $34.2 million in the 2001 Third Quarter. In the 2001 Nine Months, EBITDA was $141.0 million, an increase of $34.8 million or 32.8% from $106.2 million. These increases are due largely to the acquisition of the Biltmore, as discussed above, and same stores EBITDA growth at certain of the Company's resorts, especially Grand Wailea.

    Adjusted EBITDA increased by $9.3 million or 27.8% from $33.5 million in the 2000 Third Quarter to $42.8 million in the 2001 Third Quarter. In the 2001 Nine Months, Adjusted EBITDA was $162.0 million, an increase of $37.0 million or 29.6% from the same period in the prior year. These increases reflect the increases in EBITDA discussed above partially offset by a decline in net membership deposits in the 2001 Third Quarter. The decline in net membership deposits can be attributed to new members choosing to defer a greater portion of their initial deposits than in the prior year and to a decline in the number of new members in the 2001 Third Quarter as compared to the 2000 Third Quarter. The Company believes that these factors can be attributed to the general slow down in the United States economy.

1)
EBITDA is defined as net income (loss) before (i) income tax expense (benefit); (ii) depreciation and amortization; and (iii) net interest expense. EBITDA is not defined as an alternative to profitability measures as determined under accounting principles generally accepted in the United States of America ("GAAP"), and it may not be comparable to similarly titled measures reported by other companies.

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

    During the 2001 Nine Months, cash flow provided by operating activities was $106.2 million compared to $48.2 million in the 2000 Nine Months. As of July 31, 2001, the Company had cash and cash equivalents of $32.6 million (excluding restricted cash of $19.1 million). The Company's long-term debt at July 31, 2001 included (i) $125.0 million 10.25% Senior Subordinated Notes due 2007; (ii) a $275.0 million mortgage secured by the Grand Wailea Resort; (iii) Term A, Term B and Term C Notes totaling $271.0 million drawn against the Company's Amended and Restated Credit Facility; (iv) $75.0 million of revolving borrowings under the Company's Amended and Restated Credit Facility; and (v) $58.4 million mortgage secured by the Arizona Biltmore Resort and Spa. Capital expenditures totaled $27.8 million and $44.3 million for the 2001 Nine Months and the 2000 Nine Months, respectively. Although the Company has no material firm commitments for capital expenditures, the Company expects to continue to invest significant capital in its Resort properties in the future to drive revenue growth.

    As of July 31, 2001, the Company had a revolving credit facility, which allowed for maximum borrowings of $239.6 million. Maximum borrowings under the revolving credit line decrease to $216.1 million in May 2002 and $186.6 million in May 2003. Borrowings under the credit facility bear interest at variable rates up to 2.875% above LIBOR or 1.875% above the Syndication Agent's base rate. As of July 31, 2001 borrowings under the revolving credit facility were $75.0 million and bore interest at LIBOR plus 1.75% and mature on April 30, 2004.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

    The Company's most significant "market risk" exposure is the effect of changing interest rates. The Company manages its interest expense by using a combination of fixed and variable rate debt and interest rate cap and swap agreements. At July 31, 2001, the Company's debt consisted of approximately $125.0 million and $58.4 million of fixed rate debt at a weighted average interest rate of 10.25% and 8.25%, respectively, and $621.0 million of variable rate debt at a weighted average interest rate of 8.39%. The Company entered into interest swap agreements to reduce its exposure to interest rate fluctuations on its variable rate debt. As of July 31, 2001, the Company had swap agreements in effect with notional amounts totaling $545.0 million.

    The amount of variable rate debt fluctuates during the year based on the Company's cash requirements. If average interest rates were to increase one eighth of one percent for the nine months ended July 31, 2001, the net impact on the Company's pre-tax earnings would have been approximately $0.1 million.

PART II. OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

    No matters were submitted to a vote of Security Holders of the Company during the quarter ended July 31, 2001.

Item 6. Exhibits and Reports on Form 8-K

  (a)
  Exhibits

  None

  (b)
  Reports on Form 8-K

  None

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KSL RECREATION GROUP, INC.
Dated: September 14, 2001	By:	/s/ ERIC C. RESNICK Vice President, Chief Financial Officer and Treasurer

QuickLinks

PART I. FINANCIAL INFORMATION ITEM 1. FINANCIAL STATEMENTS CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS) (Unaudited)
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
  Item 3. Quantitative and Qualitative Disclosures About Market Risk
PART II. OTHER INFORMATION
  Item 4. Submission of Matters to a Vote of Security Holders
  Item 6. Exhibits and Reports on Form 8-K
SIGNATURES