Form 10-K
period 2001-10-31
KSL RECREATION GROUP INC
filed 2002-01-28
CIK 1041878

QuickLinks -- Click here to rapidly navigate through this document

FORM 10-K
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

/x/	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 2001

OR

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                              to

Commission File Number—333-31025

KSL RECREATION GROUP, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	33-0747103 (I.R.S. Employer Identification Number)
50-905 Avenida Bermudas La Quinta, California (Address of principal executive office)	92253 (Zip Code)

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

The number of shares of common stock ($.01 par value) outstanding at January 25, 2002 was 1,000 shares.

DOCUMENTS INCORPORATED BY REFERENCE: None

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

Part I.

Item 1. Business

General

        KSL Recreation Group, Inc. was incorporated on March 14, 1997, under the laws of the State of Delaware. KSL Recreation Group, Inc., together with its subsidiaries (the "Company"), is involved in two operating segments, Resort and Real Estate, which represented 95% and 5%, respectively of revenues, in fiscal 2001. The Resort segment has engaged in service-based recreation through the ownership and management of resorts, spas, golf courses, private clubs, and activities related thereto. The Company's Resort operations currently include: (i) La Quinta Resort & Club ("La Quinta") and PGA WEST ("PGA WEST"), located in the Palm Springs, California area, which together, constitute the Company's "Desert Resorts" operations; (ii) the Grand Wailea Resort Hotel & Spa ("Grand Wailea"), located in Maui, Hawaii; (iii) the Arizona Biltmore Resort and Spa ("The Biltmore"), located in Phoenix, Arizona; (iv) Doral Golf Resort and Spa ("Doral"), located near Miami, Florida; (v) The Claremont Resort & Spa ("The Claremont"), located near Berkeley, California; (vi) Grand Traverse Resort and Spa ("Grand Traverse"), located in the northwest portion of the lower peninsula of Michigan; and (vii) a hotel and recreational complex known as Lake Lanier Islands ("Lake Lanier") located on Lake Lanier near Atlanta, Georgia. The Resort segment's operations comprise numerous interrelated services, including lodging, conference services, corporate and individual guest hospitality programs and facilities, food and beverage, private and resort golf operations, spas, club membership programs, entertainment and athletic focused special events. The Real Estate segment develops and sells real estate in and around the Company's Resort operations. The Real Estate operations exist to support and enhance growth of the Company's Resort operations.

        In November 2001, the Company, through a wholly owned subsidiary, acquired La Costa Resort and Spa, located in Carlsbad, California.

        The Company is wholly owned by KSL Recreation Corporation (the "Parent"), a Delaware corporation incorporated on May 19, 1993, of which approximately 98.0% of the common stock as of October 31, 2001, (86.8% on a fully diluted basis) is owned by partnerships formed at the direction of Kohlberg Kravis Roberts & Co., L.P. ("KKR"). Shortly after the Company's formation in March 1997, the subsidiaries of the Parent which owned Desert Resorts and Doral, and managed Lake Lanier, became wholly owned subsidiaries of the Company. Additional wholly owned subsidiaries of the Company have been formed in connection with subsequent acquisitions.

        The Company's strategy has been to acquire unique, irreplaceable resorts and invest significantly in facilities-related improvements to enhance and expand the revenue base, introduce numerous operating efficiencies and develop an expanded membership base. These measures are also designed to diversify the Company's revenue streams and cash flows and have reduced the Company's reliance on rooms revenue.

Desert Resorts

        Desert Resorts is located in La Quinta, California, a golf and recreation destination near Palm Springs, California. Desert Resorts includes La Quinta, formerly known as the La Quinta Hotel, which opened in 1926. La Quinta currently offers 804 "casita"-style hotel rooms (Spanish-style cottages)

spread over approximately 45 acres of grounds, featuring indigenous architecture and a campus-like setting, and caters to corporate groups, individual guests and recreation enthusiasts. Desert Resorts also includes PGA WEST, which together with La Quinta encompass approximately 1,490 acres, nine championship 18-hole golf courses, including the Greg Norman course which opened in December 1999, six clubhouses, several restaurants, 19,500 square feet of retail space, 42 hard, clay and grass tennis courts, 66,000 square feet of conference facilities, 25 swimming pools, 38 spas/hot tubs and the 23,000 square foot Spa La Quinta, which includes 48 treatment rooms, a salon, retail store, and extensive spa programming. At the end of fiscal 2001, Desert Resorts opened Azur by Le Bernardin, a co-branded fine dining restaurant.

        Both La Quinta's and PGA WEST's private club operations provide golf and tennis facilities, golf and tennis instruction, fitness facilities, special events, and dining and social activities to their members. A full golf membership at La Quinta currently requires a $90,000 deposit, which is fully refundable in thirty years (or sooner under certain circumstances), and annual golf dues of $6,660. A full golf membership at PGA WEST currently requires a $100,000 deposit, which is fully refundable in thirty years (or sooner under certain circumstances), and annual golf dues of $7,380.

Grand Wailea

        In December 1998, the Company acquired Grand Wailea Resort Hotel & Spa, located in Maui, Hawaii. It comprises forty acres situated close to the base of south Maui's Mount Haleakala, and includes sophisticated water features including elaborate pools, grottos and waterslides reflecting Grand Wailea's location on the Maui coast. The resort features 779 luxury hotel rooms and guest suites, six restaurants, twenty-two banquet and meeting rooms totaling 81,000 square feet, expansive water features and pool facilities, a wedding chapel, and a complete 50,000 square foot European-style spa and fitness center with 38 treatment rooms, the largest of its kind in Hawaii. In addition, guests at the Grand Wailea have access to preferred tee times on golf courses near the resort.

        Grand Wailea currently offers memberships which offer member programs, room upgrade offers, and preferred room rates to its members. Members are encouraged to plan their visits during the resort's low demand periods based on reservation eligibility, blackout periods, special activities and programming. Grand Wailea has recently introduced an additional membership program catering to local residents. Members of this program are provided use of the resort's facilities. The Grand Wailea memberships currently require a deposit of up to $20,000 depending on the type of membership and annual dues ranging from $100 to $2,400. The deposits are fully refundable in thirty years (or sooner under certain circumstances).

The Biltmore

        In December 2000, the Company acquired The Biltmore, which includes 730 rooms, suites and villas located on 39 acres in Phoenix Arizona. The Biltmore was first opened 1929 and features architecture inspired by Frank Lloyd Wright throughout the resort. The resort has numerous water features including its Paradise Pool Complex with a 92-foot water slide and seven other on-site pools. Facilities at the Biltmore also include approximately 64,000 square feet of conference space, approximately 20,000 square feet of spa space with 21 treatment rooms, seven lighted tennis courts, four food and beverage outlets, and six high-end retailers. In addition, guests at the Biltmore have access to preferred tee times on two golf courses adjacent to the resort.

Doral

        Doral is a golf destination resort located approximately fifteen miles from downtown Miami, Florida and approximately ten miles from Miami International Airport. Doral includes 645 hotel rooms, approximately 75,000 square feet of conference space, approximately 15,100 square feet of retail space;

five championship 18-hole golf courses; four restaurants; the Arthur Ashe Tennis Center, featuring ten courts; the Blue Lagoon, a water feature and pool facility, and a private club members' facility that opened in March 2000. Facilities at Doral also include the Spa at Doral, which includes 48 guest suites, approximately 85,000 square feet of fitness and spa facilities, 52 treatment rooms, three swimming pools, two saunas and one restaurant.

        Members of Doral's private club are provided use of the resort's golf, tennis and fitness facilities, golf and tennis instruction, special events, dining and social activities. A full golf membership at Doral currently requires a $23,500 deposit which is fully refundable in thirty years (or sooner under certain circumstances), and annual dues of approximately $4,400.

The Claremont

        The Claremont is a historic 279-room hotel located near Berkeley, California. Located in the Berkeley Hills, the resort's Bay Area location enjoys views of the San Francisco Bay, the Oakland Bay Bridge and at night the lights of San Francisco and the surrounding Bay Area. The resort encompasses approximately twenty-two acres and its amenities include four restaurants, approximately 30,000 square feet of meeting space, two pools, ten tennis courts, and fitness facilities. In January 2001, The Claremont completed a new 20,000 square foot European style spa with 31 treatment rooms. The Claremont has recently opened Paragon, a co-branded fine dining restaurant at the resort. Since the Company acquired the Claremont, significant improvements have been made throughout the resort, including the aforementioned spa as well as extensive room and common area renovations.

        The Claremont's private club membership currently requires a $10,000 deposit, which is fully refundable in thirty years (or sooner under certain circumstances), and annual dues ranging from $2,940 to $3,900. Members of Claremont's private club are permitted to use the resort fitness, spa and other facilities.

Grand Traverse

        Grand Traverse is a regional destination resort located in the northwest portion of the lower peninsula of Michigan, approximately six miles from Traverse City, Michigan. The resort covers over 1,000 acres and features a 426-room hotel, approximately 49,000 square feet of conference space, three championship 18-hole golf courses, a 22,000 square foot clubhouse, an 11,000 square foot spa, 15 treatment rooms, nine tennis courts, three swimming pools, three restaurants, approximately 73,000 square feet of fitness facilities, approximately 20,000 square feet of retail space and a private club operation. Grand Traverse also operates a condominium-leasing program comprised of approximately 234 rental units.

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

        During fiscal 2001, the Company re-branded Lake Lanier as Emerald Pointe ending its affiliation with Hilton.

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

Marketing and Sales Programs

        The Company attempts to position Desert Resorts, Grand Wailea, The Biltmore, Doral, and The Claremont at the premium end of the specific markets in which they compete. Lake Lanier is currently being positioned as an amenity-oriented, regional resort setting for corporate and other groups seeking alternatives to city-based conference centers, as a regional resort destination for individuals, and as "Atlanta's Playground" for daily attractions and special events. Grand Traverse is positioned as a regional resort for corporate groups and individuals from the Midwest.

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

        Due to the complex and unique nature of each of the Company's resorts, reservations are taken locally rather than on a centralized basis. However, during fiscal 2001, the Company created a centralized customer database of all of its resorts' customers to facilitate cross-promotion of its resorts via traditional direct mail and internet based marketing campaigns.

        While the Company's customer base varies by resort (as discussed in the "Customers" section below), a significant portion of resort revenues are derived from corporate and other group business. The Company uses a national sales force to develop corporate and other group business for the resort facilities by focusing on identifying, obtaining and maintaining corporate and other group business through direct relationships with these accounts and through third party meeting managers. The Company has regional sales offices in the following markets: greater New York City, New Jersey and Connecticut; Washington D.C.; Chicago, Illinois; Atlanta, Georgia; Los Angeles and San Francisco, California; Detroit, Michigan; and Reston, Virginia.

Customers

        The Company's operations attract a broad range of customers. The customers typically include frequent independent travelers ("FIT" guests), corporate and other group participants as well as active users of recreational services. For the Company as a whole, approximately 55% of our guests are corporate or other group participants and approximately 45% are FIT guests. At Desert Resorts, Grand Wailea, The Biltmore and Doral, the customers are drawn from an international, national and regional customer base and typically exhibit the higher spending patterns of affluent corporate and leisure travelers. Desert Resorts' private clubs attract members and non-member guests on a national scale, with higher concentrations of customers from southern California. The private club at Doral typically attracts local corporate and individual golf and fitness enthusiasts.

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

Certain Factors Affecting Resorts

        The Company currently operates resorts in six states, and may experience natural conditions, which are beyond its control (such as periods of extraordinarily dry, wet, hot and cold weather, or unforeseen natural events such as hurricanes, fires, floods, severe storms, tornadoes or earthquakes). These conditions may occur at any time and may have a significant impact on the condition and availability of its resort amenities and room base.

        In addition, the Company is highly dependent on the perceived and actual safety of domestic air travel in the United States. The recent, tragic events of September 11, 2001 highlight this factor. After the terrorist attacks on September 11th, air travel within the United States came to a virtual halt and the Company experienced numerous cancellations across all segments of its customer base. Several of the Company's resorts are highly dependent on airlift (notably Grand Wailea, The Biltmore and Doral) and these resorts were hit particularly hard in the aftermath of September 11th. The safety of air travel and the impact of terrorist attacks and other factors are beyond the Company's control. Further terrorist attacks or other "man-made" disasters could have a significant adverse impact on travel and thereby the Company's business, financial condition and results of operations.

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

Factors Affecting Resort Visitors

        The success of efforts to attract visitors to resorts is dependent upon discretionary spending by consumers, which may be adversely affected by general and regional economic conditions. In the case of the Company's resorts, the regional economies of southern and northern California, south Florida, and the states of Arizona, Michigan, Georgia and Hawaii are significant to its operations, although Desert Resorts, Doral, Biltmore and Grand Wailea attract customers from throughout the United States and abroad.

        The ability to attract visitors to the Company's resorts is also dependent upon the safety of travel within or to the United States as discussed in "Certain Factors Affecting Resorts" above. A decrease in tourism or in consumer spending on travel and/or recreation could have a significant adverse effect on the Company's business, financial condition and results of operations.

Competition

        The recreation industry is highly competitive. The Company's resorts compete with other golf and recreation-based resorts some of which have significantly more resources than the Company. These include premier independent resorts as well as national hotel chains. In addition, the Company's resorts compete with other recreational businesses, such as cruise ships and gaming casinos. The Company believes that it competes based on brand name recognition, location, room rates and the quality of its services and amenities. The number and quality of competing resorts and/or hotels in a particular area could have material effect on the Company's revenues.

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

Seasonality

        The operations of some of the Company's properties are seasonal. Primarily due to the popularity of Desert Resorts, The Biltmore, and Doral during the winter and early spring months, approximately 60% of these properties' revenues are recognized in the first two quarters of the fiscal year, while Lake Lanier and Grand Traverse generate approximately 70% of their revenue during the summer and fall months, thereby being recorded in the last two quarters of the fiscal year. The Claremont and Grand Wailea generally reflect less seasonality in their operations.

Reliance on Key Personnel

        The operations of the Company are dependent on the continued efforts of senior management, in particular Michael S. Shannon, the Company's President and Chief Executive Officer. There are no employment agreements between the Company and the members of its senior management. There can be no assurance that members of the Company's senior management will continue in their present roles, and should any of the Company's senior managers be unable or choose not to do so, the Company's prospects could be adversely affected.

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

        KSL Biltmore Resort, Inc. owns certain trademarks which are integral to its business and operations. The most significant of these include Arizona Biltmore Resort & Spa (words and design) and the Biltmore Block (design only). Such trademarks are currently registered in the State of Arizona. The Biltmore Block (design only) is currently registered in the United States Patent and Trademark Office and applications for registrations of the other above referenced items have been filed in the United States Patent and Trademark Office.

Employees

        For the year ended October 31, 2001, the Company employed approximately 8,000 persons during its peak seasons and approximately 6,500 persons during its off-peak seasons. In addition, the Parent employs approximately 45 persons who render services in connection with the Company's operations at its corporate headquarters. The Company believes that its employee relations are good. Other than at The Claremont, Biltmore and Grand Wailea, the Company's employees are not represented by a labor union. At The Claremont, three unions represent approximately 51% of employees. At Grand Wailea, one union represents approximately 76% of Grand Wailea's employees. At the Biltmore, one union represents less than 1% of its employees.

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

        General.    The Company is subject to the Fair Labor Standards Act and various state laws governing such matters as minimum wage requirements, overtime and other working conditions and citizenship requirements. Some of the Company's resort and golf course employees receive the federal minimum wage and any increase in the federal minimum wage would increase the Company's labor costs. In addition, the Company is subject to certain state "dram-shop" laws, which provide a person injured by an intoxicated individual the right to recover damages from an establishment that wrongfully served alcoholic beverages to the intoxicated individual. The Company is also subject to the Americans with Disabilities Act of 1990, the Equal Employment Opportunity Act and the Age Discrimination in Employment Act and similar state laws. The Company believes it is operating in substantial compliance with applicable laws and regulations governing its operations.

Item 2. Properties

Properties	City/State	Owned/Leased
Desert Resorts La Quinta Resort & Club PGA WEST	La Quinta, California La Quinta, California	Owned Owned
Grand Wailea Resort Hotel & Spa	Maui, Hawaii	Owned
The Arizona Biltmore Resort and Spa	Phoenix, Arizona	Owned
Doral Golf Resort and Spa	Miami, Florida	Owned
The Claremont Resort & Spa	Berkeley, California	Owned
Grand Traverse Resort & Spa	Acme, Michigan	Owned
Lake Lanier Islands Resort	Lake Lanier Islands, Georgia	Leased

        Descriptions of the Company's significant properties are provided in the "Business" section. All properties are owned or leased by subsidiaries of the Company. The corporate office is located in La Quinta, California. In addition, subsequent to year-end the Company purchased the La Costa Resort & Spa, as described in the "Recent Events" section below. This resort, which is located in Carlsbad, California, was acquired by the Company on November 16, 2001.

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

Item 4. Submission of Matters to a Vote of Security Holders

        No matters were submitted to a vote of stockholders during the fourth quarter of fiscal year 2001.

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

	(in thousands, except ratios, share and per share amounts) Year Ended October 31,
	2001(1)	2000	1999(2)	1998(3)	1997(4)
Revenue:
Resort	$508,620	$447,659	$419,304	$296,978	$226,633
Real estate	28,145	17,312	34,416	887	—

Total revenue	$536,765	$464,971	$453,720	$297,865	$226,633
Operating expenses:
Resort	353,307	320,557	305,559	219,000	165,567
Real estate	19,584	13,654	23,117	803	—
Depreciation and amortization	63,160	50,687	55,569	36,354	27,665

Total operating expenses	$436,051	$384,898	$384,245	$256,157	$193,232
Income from operations	100,714	80,073	69,475	41,708	33,401
Gain on sale of subsidiary	—	—	22,393	—	—
Net interest expense	73,700	49,165	48,665	33,125	30,037
Net income (loss)	$12,404	$16,140	$23,332	$14,114	$(363)

Net income (loss) per share:
Before extraordinary item	$12,404	$16,140	$23,332	$14,114	$2,801
Extraordinary gain (loss)	—	—	—	—	(3,164)

Net income (loss) per share	$12,404	$16,140	$23,332	$14,114	$(363)

Weighted-average number of common shares and common share equivalents	1,000	1,000	1,000	1,000	1,000

Balance Sheet Data:
Cash and cash equivalents	37,491	16,567	9,369	5,248	24,056
Total assets	1,367,986	1,034,457	1,026,068	737,593	636,041
Debt and capital leases (including current portion)	834,919	564,632	584,109	442,212	366,020
Other data:
EBITDA (5)	$159,091	$126,981	$145,184	$76,596	$60,646
Net membership deposits (6)	22,905	28,964	27,174	17,544	8,311
Adjusted net membership deposits (7)	22,905	28,964	19,054	17,544	8,311
Other non-cash and non-recurring items (8)	7,338	3,779	(20,022)	1,820	563
Adjusted EBITDA (9)	189,334	159,724	144,216	95,960	69,520
Ratio of earnings to fixed charges (10)	1.3x	1.5x	1.7x	1.2x	1.1x

1)
The Arizona Biltmore was acquired in December 2000. Accordingly, the Company's operating results for fiscal 2001 include approximately ten months of operations for The Arizona Biltmore.

2)
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

5)
EBITDA is defined as net income before (i) income tax expense; (ii) depreciation and amortization; and (iii) net interest expense. EBITDA is not defined under generally accepted accounting principles ("GAAP"), and it may not be comparable to similarly titled measures reported by other companies.

6)
Net Membership Deposits is defined as the amount of refundable membership deposits paid by new and upgraded resort club members and by existing members who have converted to new membership plans, in cash, plus principal payments in cash received on notes in respect thereof, minus the amount of any refunds paid in cash with respect to such deposits. These membership deposits are fully refundable in thirty years (or sooner under certain circumstances). The Company accounts for membership deposits as "cash provided by financing activities" in its statements of cash flows and reports a liability in its balance sheets equal to the amount of such membership deposits.

7)
Adjusted Net Membership Deposits is defined as Net Membership Deposits, excluding $8.1 million in fiscal 1999, because this amount, which relates to membership deposits assumed in connection with the acquisition of the Grand Wailea Resort, was considered non-recurring in nature.

8)
Other non-cash charges (income) and non-recurring items consist of losses on asset disposals, gain on sale of subsidiary, non-recurring charges such as restructuring charges and non-cash membership related items.

9)
Adjusted EBITDA is defined as EBITDA adjusted for (i) net membership deposits and (ii) other non-cash and non-recurring items. Adjusted EBITDA should not be construed as an indicator of the Company's operating performance or as an alternative to profitability measures as determined in accordance with GAAP. Additionally, Adjusted EBITDA should not be construed by investors as a measure of the Company's liquidity or ability to meet all cash needs or as an alternative to cash flows from operating, investing and financing activities as determined in accordance with GAAP, nor should Adjusted EBITDA be construed by investors as an alternative to any other determination under GAAP. The Company's Adjusted EBITDA may not be comparable to similarly titled measures reported by other companies.

10)
For purposes of these ratios, (i) earnings have been calculated by adding interest expense, the estimated interest portion of rental expense, and minority interests in losses of subsidiary to earnings before income taxes and extraordinary items and (ii) fixed charges are comprised of interest expense and capitalized interest.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

        The following discussion and analysis of the Company's financial condition and results of operations should be read in conjunction with the Company's historical consolidated financial statements and notes thereto included elsewhere in this document.

Consolidated Results of Operations

        Fiscal 2001 consisted of two distinct periods: the operations and results prior to September 11th and aftermath of the tragic events of that day. Prior to September 11th through strong cost controls across every resort and "same-stores" revenue growth at certain of the Company's resorts, most notably Grand Wailea, the Company was able to post strong results. Immediately following September 11th, hotel industry conditions were the worst in recent history with travel grinding to a virtual halt and only a slight pick up towards the end of October. Occupancy rates at the resorts immediately following the terrorist attacks ranged from 20%-40%, which is thirty to fifty points lower than typical rates at that time of year. October occupancy rates increased slightly from the post September 11th lows, however occupancy rates at all the resorts were still well below normal levels. While lower occupancy obviously impacts room revenue, it also affects other revenue categories as discussed below.

        For the years ended October 31, 2001, 2000 and 1999, net income totaled $12.4 million, $16.1 million and $23.3 million, respectively. Net income in fiscal 1999 included a pre-tax gain of $22.4 million from the sale of a subsidiary. Income from operations totaled $100.7 million, $80.1 million and $69.5 million in fiscal 2001, 2000 and 1999, respectively. The improvement in operating results from the year ended October 31, 2000 to the year ended October 31, 2001 relates primarily to the impact of the acquisition of The Arizona Biltmore on December 22, 2000. The improvement in operating results from the year ended October 31, 1999 to the year ended October 31, 2000 relates primarily to increases in operating income by the resort segment and the full year impact of the acquisition of the Grand Wailea Resort offset partially by decreases in operating income by the real estate segment and the disposition of the Fairways subsidiary. Additional information relating to the operating results for each business segment is set forth below.

Resort Segment

        Select operating data for the Company's resort segment for the years indicated is as follows:

	(in thousands, except operating statistics) Year Ended October 31,
	2001	2000	1999
Resort revenue:
Rooms	$204,502	$172,338	$145,557
Food and beverage	127,553	112,897	103,884
Golf fees	30,403	32,809	48,592
Dues and fees	25,339	21,596	30,602
Merchandise	23,283	21,800	20,495
Spa	28,379	23,458	17,255
Other	69,161	62,761	52,919

Total resort revenue	508,620	447,659	419,304
Resort operating income	93,578	76,415	58,176
Operating statistics:
Available room nights	1,482,588	1,245,457	1,164,764
Occupancy	62.7%	67.3%	63.9%
ADR (average daily room rate)	$219.88	$205.64	$192.62
RevPAR (revenue per available room night)	$137.94	$138.35	$123.10

Fiscal Year Ended October 31, 2001 Compared to Fiscal Year Ended October 31, 2000

        Resort Revenues.    Resort revenues increased by $60.9 million or 13.6%, from $447.7 million in fiscal 2000 to $508.6 million in fiscal 2001. The increase can be attributed to the acquisition of The Biltmore in fiscal 2001. The acquisition of The Biltmore was accounted for as a purchase and from the date of its acquisition through the end of the fiscal 2001 this resort generated $76.4 million in revenue. For the full year, rooms revenue for the Company increased by $32.1 million or 18.7%; food and beverage sales increased by $14.7 million or 13.0%; dues and fees increased $3.7 million or 17.3%; merchandise sales increased by $1.5 million or 6.8%; spa revenue increased by $4.9 million or 21.0%; and other revenue increased by $6.4 million or 10.2%. Golf fees decreased by $2.4 million or 7.3%, due to the decrease in occupancy as well as an increase in high-end competition at the Company's golf resorts.

        The increase in revenue was offset by a reduction in revenues at the resorts owned for over one year. These reductions can be attributed to the tragic events of September 11th as discussed above. In the 48 days from September 11th through our fiscal year end, management estimates that the Company lost between $25-$35 million in revenues. This lost revenue can be attributed to significant group and FIT cancellations at our resorts. Subsequent to September 11th through the end of our fiscal year, we received cancellations totaling approximately 70,000 room nights or over 5% of our annual rooms demand. In addition the Company experienced a considerable reduction in bookings and arrivals by potential customers through the end of the fiscal year. The result of these two factors was occupancy approximately 25 points below the same period in fiscal 2000. The lower occupancy had a negative impact on rooms revenue as well as the ancillary revenues that our guests typically spend at our resorts.

        During fiscal 2001, the Company was engaged in ongoing capital improvements at all of its resorts, which the Company believes will add to future revenues. These capital improvements equaled approximately $43.4 million in fiscal 2001. While management believes these capital improvements will enhance the guest experience and provide future revenue growth, their short-term impact caused some disruption to normal business levels and hence dampened revenue growth.

        Resort operating expenses.    With the exception of the cost of real estate sold, substantially all of the Company's operating expenses, including depreciation and amortization and the corporate fee, relate to the Resort segment. Operating expenses (excluding depreciation and amortization, the corporate fee, and restructuring expense) increased by $33.2 million, or 10.7%, from $309.9 million in fiscal 2000 to $343.0 million in fiscal 2001. The increase can be attributed to the acquisition of the Arizona Biltmore, which represented $45.1 million of operating expenses in fiscal 2001. This increase was offset by strong expense controls across all resorts. Prior to September 11th, the Company was aggressively reducing costs in an effort to match its cost structure with the economic slowdown which began in January 2001. Subsequent to September 11th, the Company strengthened its focus on expense reduction by eliminating non-essential spending as discussed in the "Restructuring Expense" section below.

        Depreciation and amortization increased $12.5 million or 24.6%. This increase was due to the impact of the acquisition of the Arizona Biltmore and ongoing capital improvements at each of the resorts.

        Restructuring expense:    Responding to the reduced business levels following the tragic events of September 11th, the Company implemented a stringent cost mitigation plan across its resort portfolio. The plan included the reduction of approximately 15% of the Company's salaried management workforce accomplished by the elimination of 113 management positions. In addition, the Company reduced its hourly labor costs by eliminating 333 hourly positions and by reducing the number of hours of many of our hourly employees. The cost of severance payments related to the elimination of positions totaled $0.5 million and was recorded as restructuring expense and paid in fiscal 2001. In addition, the Company eliminated non-essential spending such as travel and entertainment, supplies and similar expenses. The Company expects operating expenses to decrease 10-15% as a result of the cost mitigation plan.

        Resort operating income.    Operating income increased $17.2 million, or 22.5%, from $76.4 million in fiscal 2000 to $93.6 million in fiscal 2001 due to the factors detailed above. The operating income margin for the resort segment was 18.4% in fiscal 2001 as compared to 17.1% in fiscal 2000.

        Real Estate Operations.    Real estate revenue totaled $28.1 million in fiscal 2001 as compared to $17.3 million in fiscal 2000, a year over year increase of $10.8 million or 62.6%. Operating income earned by the real estate segment increased $3.5 million or 95.1% from $3.6 million in 2000 to $7.1 million in 2001. The increases in real estate revenue and operating income can be attributed to: (i) the sale of "The Grove" parcel of land in July 2001 for $8.2 million, (net of $1.4 million deferred pending satisfaction of certain contingencies) which generated operating income of $3.8 million; and (ii) an increase in the sales price of guest casitas adjacent to La Quinta Resort and Spa in fiscal 2001 as compared to fiscal 2000.

        Beginning in 1999, the real estate segment developed 98 single-family "casitas-style" homes adjacent to La Quinta (the "La Quinta Resort Homes") in four phases. The final phase of the La Quinta Resort Homes was completed in Fiscal 2001. The real estate segment sold 25 guest casitas for approximately $18.0 million in fiscal 2001, compared to fiscal 2000 when the real estate segment sold 26 of these casitas for approximately $16.6 million. The year over year difference in unit sales had an immaterial impact on operating income for the real estate segment as operating income related to these sales was comparable in fiscal 2000 to fiscal 2001. At the end of fiscal 2001, five of these homes remained available for purchase and the Company expects to complete their sale in fiscal 2002.

        Net interest expense.    Net interest expense increased by $24.5 million or 49.9% from $49.2 million in fiscal 2000 to $73.7 million in fiscal 2001. Interest expense for the year ended October 31, 2001 consisted primarily of interest on the Company's (i) $125.0 million 10 1/4% Senior Subordinated Notes due 2007; (ii) a $275.0 million Mortgage secured by the Grand Wailea Resort; (iii) Term A, Term B and Term C Notes drawn against the Company's Amended and Restated Credit Facility; (iv) revolving borrowings under the Company's Amended and Restated Credit Facility; and (v) a $58.0 million mortgage secured by the Arizona Biltmore Resort and Spa. The acquisition of the Arizona Biltmore during fiscal 2001 was fully financed with debt and resulted in higher debt balances in fiscal 2001 as compared to fiscal 2000. The higher interest expense associated with this higher debt load was partially offset by lower average interest rates in fiscal 2001 as compared to fiscal 2000.

        Income Tax Expense.    Income tax expense decreased to $9.8 million in fiscal 2001 from $11.0 million in fiscal 2000. The Company's effective tax rate for fiscal 2001 was 44.2% as compared to 40.5% in fiscal 2000. The higher effective tax rate in fiscal 2001 can be primarily attributed to the change in the Company's federal tax rate during the current year. The Company's net deferred tax liabilities generated prior to fiscal 2000 were created based on a 34% federal income tax rate as the Company had taxable income less than $10 million during that period. In fiscal 2001, the Company's taxable income increased to over $10 million and thus the Company federal tax rate has increased from 34% to 35%. As the Company expects to continue to be subject to the 35% tax rate in the foreseeable future, the net deferred tax liabilities will likely become current deferred tax liabilities at a 35% rate. The change in the carrying value of these deferred tax liabilities resulted in an approximate 4.0 percentage point increase in the Company's effective tax rate in fiscal 2001.

        Net income.    Net income decreased by $3.7 million or 23.1% from $16.1 million in fiscal 2000 to $12.4 million in fiscal 2001.

        Adjusted EBITDA.    Adjusted EBITDA increased by $29.6 million or 18.5% from $159.7 million in fiscal 2000 to $189.3 million in fiscal 2001 primarily due to the factors described above as well as an increase in other non-cash items of $3.6 million or 94.2%, from $3.8 million in fiscal 2000 to $7.3 million in fiscal 2001. This increase was offset by a decrease in Adjusted Net Membership Deposits of $6.1 million or 20.9%, from $29.0 million in fiscal 2000 to $22.9 million in fiscal 2001. In addition, management estimates that the Company lost between $15-$20 million of Adjusted EBITDA in the forty-eight days subsequent to the terrorist attacks discussed above through the end of the fiscal year.

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

        During fiscal 2001, cash flow provided by operating activities was $123.1 million compared to $68.6 million in fiscal 2000. Fiscal 2001 included cash paid for taxes of $7.2 million compared to cash paid for taxes of $20.1 million in fiscal 2000. Excluding the impact of cash paid for taxes, operating cash flow in fiscal 2001 increased $41.5 million or 46.8% from fiscal 2000. The increase can be attributed primarily to the acquisition of The Biltmore. As of October 31, 2001, the Company had cash and cash equivalents of $37.5 million (excluding restricted cash of $17.9 million). The Company's long-term debt at October 31, 2001 included (i) $125.0 million 10 1/4% Senior Subordinated Notes due 2007; (ii) a $275.0 million mortgage secured by the Grand Wailea Resort; (iii) Term A, Term B and Term C Notes totaling $271.0 million drawn against the Company's Amended and Restated Credit Facility; (iv) $72.5 million of revolving borrowings under the Company's Amended and Restated Credit Facility; and (v) $58.0 million mortgage secured by the Arizona Biltmore Resort and Spa. Capital expenditures totaled $43.4 million, $59.9 million and $63.7 million for the fiscal years ended October 31, 2001, 2000 and 1999, respectively. Although the Company has no material firm commitments for capital expenditures, the Company expects to invest significant capital in its Resort properties in the future to drive revenue growth. For fiscal 2002, the Company expects to invest $60-$70 million in capital improvements at its various resorts, including the recently acquired La Costa Resort & Spa as discussed in the "Recent Events" section below.

        The following represents a summary of the Company's contractual obligations and related scheduled maturities as of October 31, 2001 (in thousands):

	Long Term Debt	Capital Lease Obligations, including interest	Total
Year ending October 31:
2002	$4,442	$4,378	$8,820
2003	279,588	3,834	283,422
2004	77,245	3,540	80,785
2005	50,916	3,208	54,124
2006	50,101	3,200	53,301
Thereafter	339,197	130,400	469,597

	$801,489	$148,560	$950,049

        The Company also has standby letters of credit under its credit facility for approximately $4.2 million in connection with the Company's self insurance programs.

        The terms of the credit facility contain certain financial covenants including interest coverage, fixed charges, leverage ratios and restrictions on dividends. Certain of the long-term debt agreements provide that any distributions of profits must satisfy certain terms and must be approved by the lenders, require the Company to maintain specified financial ratios and, in some instances, govern investments, capital expenditures, asset dispositions and borrowings. In addition, mandatory prepayments are required under certain circumstances, including the sale of assets. The credit facility contains provisions under which commitment fees and interest rates for the revolving credit facility will be adjusted in increments based on the achievement of certain performance goals. The Company was in compliance with the financial covenants at October 31, 2001.

        If any event of default shall occur for any reason, whether voluntary or involuntary, the lenders can declare all or any portion of the outstanding principal amount of the loans and other obligations to be due and payable and/or the commitments to be terminated, whereupon the full unpaid amount of such loans and other obligations become immediately due and payable, without further notice, and the Company shall automatically and immediately be obligated to deposit with the lenders cash collateral in an amount equal to all letters of credit outstanding..

        As of October 31, 2001, the Company had a revolving credit facility, which allowed for maximum borrowings of $239.6 million. Maximum borrowings under the revolving credit line decrease to $216.1 million in May 2002 and $186.6 million in May 2003. Borrowings under the credit facility bear interest at variable rates up to 2.875% above LIBOR or 1.875% above the Syndication Agent's base rate. As of October 31, 2001 borrowings under the revolving credit facility were $72.5 million and bore interest at LIBOR plus 1.75% and mature on April 30, 2004. Subsequent to the end of the fiscal year, the Company purchased La Costa Resort & Spa as discussed in the "Recent Events" section below. This acquisition was financed fully with incremental borrowings under the revolving credit facility.

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

        The Company is highly dependent on operating cash flow to fund its liquidity requirements. As discussed above, the events of September 11thmaterially impacted the Company's cash flow from operations. Natural and/or man-made disasters can have a significant adverse impact on the Company's operating cash flow. There can be no assurance that an unforeseen disaster will not have a material adverse affect on the Company's liquidity. However, if certain events (including unforeseen disasters) were to occur, the Company expects that it would have several options to meet its liquidity requirements including (i) securing additional borrowings under its existing credit facility; (ii) suspending all non-essential spending, including spending on capital projects; (iii) securing additional equity investments from the Parent or partnerships formed at the direction of KKR; (iv) obtaining other debt or equity financing; and (v) monetizing certain of the Company's assets.

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

        In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS 141 requires that all business combinations be accounted for using the purchase method and provides new criteria for recording intangible assets separately from goodwill. Existing goodwill and intangible assets will be evaluated against this new criteria, which may result in certain intangible assets being subsumed into goodwill. SFAS 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets. Goodwill and intangible assets that have indefinite useful lives will not be amortized into results of operations, but instead will be tested at least annually for impairment and written down when impaired. The Company elected to early adopt the provisions of each statement which apply to goodwill and intangible assets acquired prior to June 30, 2001 effective November 1, 2001. However, SFAS 142 was immediately applicable to any goodwill and intangible assets the Company acquired after June 30, 2001. Upon adoption, the Company will cease amortizing goodwill against its results of operations, reducing annual amortization expense by approximately $6.1 million. Under SFAS142, the Company must complete the goodwill transition impairment test by April 30, 2002, however, management does not expect to recognize an impairment charge at such time. Annual impairment reviews may result in charges against earnings to write down the value of goodwill.

        SFAS No. 143, "Accounting for Asset Retirement Obligations" addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002. The Company believes the adoption of SFAS No. 143 will not have a material impact on its results of operations or financial position and will adopt such standards on November 1, 2002, as required.

        In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which supersedes previous guidance on financial accounting and reporting for the impairment or disposal of long-lived assets and for segments of a business to be disposed of. Adoption of SFAS 144 is required no later than the beginning of fiscal 2003. Management does not expect the adoption of SFAS 144 to have a significant impact on the Company's financial position or results of operations. However, future impairment reviews may result in charges against earnings to write down the value of long-lived assets. The Company believes the adoption of SFAS No. 144 will not have a material impact on its results of operations or financial position and will adopt such standards on November 1, 2002, as required.

Recent Events

        On November 16, 2001, the Company, through a wholly-owned subsidiary, acquired certain assets and assumed certain liabilities comprising the La Costa Resort & Spa ("La Costa"), located in Carlsbad, California, pursuant to an agreement of purchase and sale, dated October 31, 2001, between La Costa Hotel and Spa Corporation ("Seller") and an independent third party ("Agreement"). The Agreement was assigned on November 1, 2001 to KSL La Costa Corporation, a wholly-owned subsidiary of the Company, a Delaware corporation. La Costa consists of 479 rooms and suites on 400 acres of rolling hills in the greater San Diego area.

        The purchase price of the Property was $120.0 million (excluding transaction costs of approximately $4.2 million and a purchase adjustment of $3.6 million for working capital and other items). The Company financed the acquisition with cash and debt issued under its Amended and Restated Credit Agreement (as amended December 22, 2000) with various financial institutions, Credit Suisse First Boston, The Bank of Nova Scotia and Salomon Smith Barney. The acquisition was accounted for using the purchase method of accounting.

        The Company intends to continue to operate the Property as a resort hotel and spa.

Item 7a. Quantitative and Qualitative Disclosures About Market Risk

        The Company's most significant "market risk" exposure is the effect of changing interest rates. The Company manages its interest expense risk by using a combination of fixed and variable rate debt and interest rate cap and swap agreements. At October 31, 2001, the Company's debt consisted of approximately $125.0 million and $58.0 million of fixed rate debt at a weighted average interest rate of 10.25% and 8.25%, respectively, and $618.0 million of variable rate debt at a weighted average interest rate of 8.39% for the fiscal year. The Company entered into interest swap agreements to reduce its exposure to interest rate fluctuations on its variable rate debt. As of October 31, 2001, the Company had swap agreements in effect with notional amounts totaling $545.0 million.

        The amount of variable rate debt fluctuates during the year based on the Company's cash requirements. If average interest rates were to increase one percent for the year ended October 31, 2001, the net impact on the Company's pre-tax earnings would have been approximately $0.7 million.

Item 8. Financial Statements and Supplementary Data

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholder of
KSL Recreation Group, Inc.:

        We have audited the accompanying consolidated balance sheets of KSL Recreation Group, Inc. and subsidiaries (the Company) (a wholly owned subsidiary of KSL Recreation Corporation) as of October 31, 2001 and 2000, and the related consolidated statements of income and comprehensive income, stockholder's equity and cash flows for each of the three years in the period ended October 31, 2001. Our audits also included the financial statement schedule listed in the index at Item 14. These financial statements and this financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and this financial statement schedule based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of KSL Recreation Group, Inc. and subsidiaries as of October 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended October 31, 2001 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

        As discussed in Note 2 to the financial statements, during the year ended October 31, 2001 the Company changed its method of accounting for derivative instruments and hedging activities.

Deloitte & Touche LLP

Costa Mesa, California
January 25, 2002

KSL RECREATION GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
FOR THE YEARS ENDED OCTOBER 31, 2001, 2000 and 1999

	2001	2000	1999
	(in thousands, except share and per share data)
Revenues:
Resort	$508,620	$447,659	$419,304
Real estate	28,145	17,312	34,416

Total revenues	536,765	464,971	453,720
Expenses:
Cost of real estate	19,584	13,654	23,117
Payroll and benefits	166,826	152,977	143,507
Other expenses	176,189	156,876	152,252
Depreciation and amortization	63,160	50,687	55,569
Corporate fee	9,744	10,704	9,800
Restructuring expense	548	—	—

Total operating expenses	436,051	384,898	384,245

Income from operations	100,714	80,073	69,475
Other income (expense):
Gain on sale of subsidiary	—	—	22,393
Interest income	2,764	1,299	3,114
Interest expense	(76,464)	(50,464)	(51,779)
Other expense	(4,783)	(3,779)	(2,371)

Other expense, net	(78,483)	(52,944)	(28,643)

Income before minority interests and income taxes	22,231	27,129	40,832
Minority interests in losses of subsidiary	—	—	118

Income before income taxes	22,231	27,129	40,950
Income tax expense	9,827	10,989	17,618

Net income	$12,404	$16,140	$23,332

Basic and diluted earnings per share	$12,404	$16,140	$23,332

Weighted average number of shares	1,000	1,000	1,000

Comprehensive income:
Net income	$12,404	$16,140	$23,332
Cumulative effect of change in accounting principle, net of tax	2,728	—	—
Change in fair value of derivative instruments, net of tax	(13,595)	—	—

Other comprehensive loss	(10,867)	—	—

Comprehensive income	$1,537	$16,140	$23,332

See accompanying notes to consolidated financial statements.

KSL RECREATION GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS AS OF OCTOBER 31, 2001 and 2000

	2001	2000
	(in thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$37,491	$16,567
Restricted cash	10,726	5,768
Trade receivables, net of allowance for doubtful receivables of $993 and $882, respectively	21,513	23,219
Inventories	15,849	13,436
Current portion of notes receivable	7,207	6,623
Other receivables	1,171	3,618
Prepaid expenses and other current assets	2,339	2,771
Receivable from Parent	2,832	—
Deferred income taxes	4,636	2,697

Total current assets	103,764	74,699
Real estate under development	2,199	6,886
Property and equipment, net	944,057	750,056
Notes receivable, less current portion	7,298	6,646
Restricted cash, less current portion	7,216	7,683
Excess of cost over net assets of acquired entities, net of accumulated amortization of $33,928 and $27,812, respectively	121,876	100,832
Other assets, net	181,576	87,655

	$1,367,986	$1,034,457

LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
Accounts payable	$14,704	$13,026
Income taxes payable	6,393	—
Accrued liabilities	31,476	31,539
Accrued interest payable	2,753	1,571
Current portion of long-term debt	4,442	1,000
Current portion of obligations under capital leases	1,124	926
Customer and other deposits	27,446	18,165
Payable to parent	—	1,840
Deferred income and other	7,502	3,249

Total current liabilities	95,840	71,316
Long-term debt, less current portion	797,047	530,000
Obligations under capital leases, less current portion	32,306	32,706
Other liabilities	23,771	1,847
Member deposits	149,271	125,986
Deferred income taxes	15,216	19,604
Commitments and contingencies
Stockholder's equity:
Common stock, $.01 par value, 25,000 shares authorized, 1,000 outstanding	—	—
Additional paid-in capital	252,998	252,998
Retained earnings	12,404	—
Accumulated other comprehensive loss, net of tax	(10,867)	—

Total stockholder's equity	254,535	252,998

	$1,367,986	$1,034,457

See accompanying notes to consolidated financial statements.

KSL RECREATION GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY
FOR THE YEARS ENDED OCTOBER 31, 2001, 2000 and 1999

	Common Stock	Additional Paid-in Capital	(Accumulated Deficit)/ Retained Earnings	Accumulated Other Comprehensive Loss	Total
	(in thousands)
BALANCE, October 31, 1998	—	$197,535	$(15,230)	$—	$182,305
Capital contributions	—	119,178	—	—	119,178
Dividends	—	—	(8,102)	—	(8,102)
Capital distributions	—	(59,903)	—	—	(59,903)
Net income	—	—	23,332	—	23,332

BALANCE, October 31, 1999	—	256,810	—	—	256,810
Dividends	—	—	(16,140)	—	(16,140)
Capital distributions	—	(3,812)	—	—	(3,812)
Net income	—	—	16,140	—	16,140

BALANCE, October 31, 2000	—	252,998	—	—	252,998
Net income	—	—	12,404	—	12,404
Other comprehensive loss	—	—	—	(10,867)	(10,867)

BALANCE, October 31, 2001	—	$252,998	$12,404	$(10,867)	$254,535

See accompanying notes to consolidated financial statements.

KSL RECREATION GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED OCTOBER 31, 2001, 2000 and 1999

	2001	2000	1999
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$12,404	$16,140	$23,332
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	63,160	50,687	55,569
Amortization of debt issuance costs	2,238	1,015	1,010
Deferred income taxes	952	2,144	7,177
Provision for losses on trade and notes receivables	659	698	615
Minority interests in losses of subsidiary	—	—	(118)
Gain on sale of land	—	—	(8,070)
Gain on sale of subsidiary	—	—	(22,393)
Loss on sales and disposals of property, net	4,500	3,495	2,095
Changes in operating assets and liabilities, net of effects of acquisition of businesses:
Trade receivables	12,561	(1,871)	1,552
Inventories	171	(969)	(1,017)
Prepaid expenses and other receivables	3,179	4,252	(6,361)
Notes receivable	77	244	(1,605)
Other assets	5,477	46	5,676
Accounts payable	874	(385)	2,428
Accrued liabilities and income taxes payable	3,414	(7,474)	17,130
Accrued interest payable	1,182	(71)	(450)
Deferred income, customer deposits and other	8,443	509	5,189
Other liabilities	3,778	142	291

Net cash provided by operating activities	123,069	68,602	82,050
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of businesses, net of cash acquired	(285,463)	—	(105,150)
Purchases of property and equipment	(43,393)	(59,925)	(63,712)
Restricted cash	(1,230)	5,120	1,102
Notes receivable from affiliate, net	—	—	23,450
(Investment in) sale of real estate under development	4,687	2,061	(307)
Proceeds from sales of property and equipment	192	935	126
Net proceeds from sale of subsidiary	—	—	126,639
Net proceeds from sale of land	—	—	8,793

Net cash used in investing activities	$(325,207)	$(51,809)	$(9,059)

See accompanying notes to consolidated financial statements.

	2001	2000	1999
	(in thousands)
CASH FLOWS FROM FINANCING ACTIVITIES:
Revolving line of credit, net	$38,500	$(18,000)	$(125,750)
Principal payments on long-term debt and obligations under capital leases	(3,283)	(2,447)	(3,895)
Proceeds from borrowings on note payable	175,000	—	—
Member deposits and collections on member notes receivable	32,776	37,480	22,805
Membership refunds	(10,354)	(8,516)	(3,944)
Due to parent, net	(4,672)	1,840	—
Capital contributions from Parent	—	—	110,000
Capital distributions and dividends to Parent	—	(19,952)	(68,005)
Debt financing costs	(4,905)	—	(81)

Net cash (used in) provided by financing activities	223,062	(9,595)	(68,870)

NET INCREASE IN CASH AND CASH EQUIVALENTS	20,924	7,198	4,121
CASH AND CASH EQUIVALENTS, beginning of year	16,567	9,369	5,248

CASH AND CASH EQUIVALENTS, end of year	$37,491	$16,567	$9,369

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid (net of amounts capitalized)	$73,044	$49,521	$54,501

Income taxes paid	$7,167	$20,127	$925

NONCASH INVESTING AND FINANCING ACTIVITIES:
Obligations under capital leases	$647	$1,191	$3,997
Notes receivable issued for member deposits	16,204	16,867	10,610
Assumption of debt of acquired properties	59,423	—	275,000
Capital contribution of minority interest from Parent	—	—	9,178
Golf course received in lieu of foreclosure	—	—	1,576
Trade-in of equipment under capital lease	—	221	517
Notes receivable issued from sale of land and golf course facility	—	4,400	625
Development of golf course from undeveloped land	—	—	3,717
Change in fair value of derivative instruments, net of deferred tax asset of $7,279	10,867	—	—

See accompanying notes to consolidated financial statements.

KSL RECREATION GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED OCTOBER 31, 2001, 2000 AND 1999
(Dollars in Thousands)

1.    GENERAL

        KSL Recreation Group, Inc. (Group), is a wholly-owned subsidiary of KSL Recreation Corporation (the Parent). Group and its subsidiaries (collectively, the Company) are engaged in the ownership and management of resorts, golf courses, private clubs, spas and activities related thereto.

        As of October 31, 2001, the Company has seven principal wholly-owned investments: (1) KSL Desert Resorts, Inc. (Desert Resorts), a Delaware corporation; (2) KSL Grand Wailea Resort, Inc. (Grand Wailea), a Delaware corporation; (3) KSL Arizona Biltmore, Inc. (The Biltmore), a Delaware corporation; (4) KSL Florida Holdings, Inc. (Doral), a Delaware corporation (5) KSL Claremont Resort, Inc. (The Claremont), a Delaware corporation; (6) KSL Grand Traverse Holdings, Inc. (Grand Traverse), a Delaware corporation; and (7) KSL Georgia Holdings, Inc. (Lake Lanier), a Delaware corporation. Doral owns and operates the Doral Golf Resort and Spa in Miami, Florida. Desert Resorts owns and operates the PGA WEST golf courses, the La Quinta Resort & Club and related activities in La Quinta, California. Lake Lanier leases and manages a resort recreation area known as Lake Lanier, outside of Atlanta, Georgia. Grand Traverse owns and operates the Grand Traverse Resort & Spa and related activities outside of Traverse City, Michigan. The Claremont owns and operates The Claremont Resort & Spa and related activities in the Berkeley Hills area near San Francisco, California. Grand Wailea owns and operates the Grand Wailea Resort Hotel & Spa in Maui, Hawaii (Note 14). The Biltmore owns and operates the Arizona Biltmore Resort and Spa and related activities in Phoenix, Arizona (Note 14).

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

        On December 22, 2000, the Company, through a wholly-owned subsidiary, acquired certain assets and assumed certain liabilities comprising the Arizona Biltmore Resort & Spa, located in Phoenix, Arizona. The purchase price of the Property was $335.0 million (excluding transaction costs of $1.5 million and a working capital purchase price adjustment of $8.3 million). As part of the purchase consideration, the Company assumed a mortgage of $59.4 million (Note 14).

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        Basis of Presentation—The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America.

        Basis of Consolidation—The consolidated financial statements include the accounts of Group and its wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated in the accompanying consolidated financial statements.

        Change in Accounting for Derivative Instruments and Hedging Activities—Effective November 1, 2000, the Company adopted SFAS 133, Accounting for Derivative Instruments and Hedging Activities, which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. All derivatives, whether designated in hedging relationships or not, are required to be recorded on the balance sheet at fair value. If the derivative is designated as a fair value hedge, the changes in the fair value of the derivative and of the hedged item attributable to the hedged risk are recognized in earnings. If the derivative is designated as a cash flow hedge, the effective portions of changes in the fair value of the derivative are recorded in other comprehensive income and are recognized in the income statement when the hedged item affects earnings. Ineffective portions of changes in the fair value of cash flow hedges are recognized in earnings. SFAS 133 also requires that the Company formally document, designate, and assess the effectiveness of transactions that receive hedge accounting.

        The adoption of SFAS 133 on November 1, 2000, resulted in recognition of a derivative asset of $4,585 (included in "Other Long-Term Assets"). The cumulative effect of the change in accounting for derivatives and hedging activities, net of tax, of $2,728 was recognized in "Other Comprehensive Income". This change in accounting also resulted in recognition of derivative losses, net of income taxes, of which $13,595 were included in "Other Comprehensive Income", and $3,541 were charged to earnings, during the year ended October 31, 2001.

        Cash Equivalents—The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

        Restricted Cash—Certain cash balances are restricted primarily to uses for debt service, capital expenditures, real estate taxes, insurance payments, membership deposits and letters of credit required for construction in progress (Note 7).

        Inventories—Inventories are stated primarily at the lower of cost, determined on the weighted average method, or market. Base stock consisting of china, silver, glassware and linens is recorded using the base stock inventory method.

        Real Estate Under Development—All direct and indirect land costs, offsite and onsite improvements, and applicable interest and carrying costs are capitalized to real estate under development. Capitalized costs are included in real estate under development and expensed as real estate is sold; marketing costs are expensed in the period incurred. Land and land development costs are accumulated by project and are allocated to individual residential units, principally using the relative sales value method. Profit from sales of real estate under development is recognized upon closing using the full accrual method of accounting, provided that all the requirements prescribed by Statement of Financial Accounting Standards ("SFAS") No. 66, "Accounting for Sales of Real Estate", have been met.

        Property and Equipment—Property and equipment is recorded at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the related assets. Generally, the estimated useful lives are 15 to 40 years for buildings and improvements and 3 to 10 years for furniture, fixtures and equipment. Improvements are capitalized while maintenance and repairs are charged to expense as incurred. Assets under capital leases are amortized using the straight-line method over the shorter of the lease term or estimated useful lives of the assets. Depreciation of assets under capital leases is included in depreciation and amortization expense in the accompanying consolidated statements of operations.

        Long-Lived Assets—Management reviews real estate and other long-lived assets, including certain identifiable intangibles and goodwill, for possible impairment whenever events or circumstances indicate the carrying amount of an asset may not be recoverable. If there is an indication of impairment, management prepares an estimate of future cash flows (undiscounted and without interest charges) expected to result from the use of the asset and its eventual disposition. If these cash flows are less than the carrying amount of the asset, an impairment loss is recognized to write down the asset to its estimated fair value. The fair value is estimated at the present value of future cash flows discounted at a rate commensurate with management's estimate of the business risks. Real estate assets, if any, for which management has committed to a plan to dispose of the assets, whether by sale or abandonment, are reported at the lower of carrying amount or fair value less cost to sell. Preparation of estimated expected future cash flows is inherently subjective and is based on management's best estimate of assumptions concerning expected future conditions. No impairments were identified as of October 31, 2001.

        Excess of Cost Over Net Assets of Acquired Entities—The excess of the cost over the fair value of acquired entities (goodwill) is capitalized and amortized on a straight-line basis over 15 to 30 years. Amortization expense related to goodwill was approximately $6,119, $4,949 and $5,253 for fiscal years 2001, 2000 and 1999, respectively. The Company periodically evaluates the recoverability of goodwill by comparing the carrying value of goodwill to undiscounted estimated future cash flows from related operations. No impairments were identified as of October 31, 2001.

        Debt Issue Cost—Debt issue costs are amortized over the life of the related debt and the associated amortization expense is included in interest expense in the accompanying consolidated financial statements.

        Minority Interests in Equity of Subsidiary—Minority interests in equity of subsidiary represented minority shareholders' proportionate share of the equity in TFG L.P. The Company owned approximately 95.8% of TFG L.P. at October 31, 1999. The Company reduced the minority interest allocation of TFG L.P.'s net loss by the Partner's share of $118 in Fiscal 1999. The Company sold its investment in TFG L.P. in September 1999 (Note 15).

        Member Deposits—Member deposits represent the required deposits for certain membership plans which entitle the member to the usage of various golf, tennis and social facilities and services. Member deposits are refundable, without interest, in thirty years or sooner under certain criteria and circumstances.

        Income Taxes—The Company accounts for income taxes using an asset and liability approach. Under this method, a deferred tax liability or asset is recognized for the estimated future tax effects attributable to temporary differences in the recognition of accounting transactions for tax and reporting purposes and from carryforwards. Measurement of the deferred items is based on enacted tax laws. In the event the future consequence of differences result in a deferred tax asset, management determines the probability of being able to realize the future benefits indicated by such asset. A valuation allowance related to a deferred tax asset is recorded when it is more likely than not that some portion or all of the deferred tax asset will not be realized. The Company is included in the consolidated federal and combined state income tax returns filed by the Parent. Pursuant to the terms of an agreement between the Company and the Parent, current and deferred income tax expenses and benefits are provided to the members of the tax sharing group, including the Company, based on their allocable share of the consolidated taxable income or loss. Under the tax sharing agreement, the Company and its subsidiaries are generally responsible for Federal taxes based upon the amount that would be due if the Company and its subsidiaries filed Federal tax returns as a separate affiliated group of corporations rather than as part of the Parent's consolidated federal tax returns. To the extent that the Federal tax losses of the Company are utilized by the Parent or other of the Parent's subsidiaries, the Company is compensated. The combined state tax liabilities will be allocated based on each member's apportioned share of the combined state tax liabilities.

        Revenue Recognition—Revenues related to dues and fees are recognized as income in the period in which the service is provided. Non-refundable membership initiation fees are recognized as revenue over the expected membership life. Other revenues are recognized at the time of delivery of products or rendering of service.

        Fair Value of Financial Instruments—The carrying amounts of cash and cash equivalents, trade receivables, other receivables, accounts payable and accrued liabilities approximate their fair values because of the short maturity of these financial instruments. Notes receivable approximate fair value as the interest rates charged approximate currently available market rates. Based on the borrowing rates currently available to the Company for debt with similar terms and maturities, the fair value of notes payable and obligations under capital leases approximate the carrying value of these liabilities in all material respects.

Member deposits represent liabilities with no defined maturities and are payable on demand, subject to certain conditions, and, accordingly, approximate fair value.

        Use of Estimates—The preparation of financial statements in conformity with generally accepted accounting principles necessarily requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from these estimates.

        Estimated workers' compensation and general liability reserves of $7,014 and $6,165 are included in accrued expenses in the accompanying balance sheets as of October 31, 2001 and 2000, respectively.

        Earnings per Share—Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding. Diluted earnings per share is computed by dividing net income by the weighted average number of common shares and common share equivalents, if any, during the respective periods. Common share equivalents include the effect of dilutive stock options calculated using the treasury stock method. The Company had no potentially dilutive securities outstanding in 2001, 2000 or 1999.

        Comprehensive Income—The Company reports comprehensive income in accordance with SFAS No. 130, "Reporting Comprehensive Income". This standard defines comprehensive income as the changes in equity of an enterprise except those resulting from stockholders transactions. Accordingly, comprehensive income includes certain changes in equity that are excluded from net income. The Company's only comprehensive income items were net income and the change in fair value of derivative instruments.

        Accounting Pronouncements—In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements." SAB 101 summarizes certain of the SEC's views in applying generally accepted accounting principles to revenue recognition in financial statements. The Company adopted SAB 101 effective upon issuance. The adoption of SAB 101 did not have a material effect on the Company's consolidated financial statements.

        In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS 141 requires that all business combinations be accounted for using the purchase method and provides new criteria for recording intangible assets separately from goodwill. Existing goodwill and intangible assets will be evaluated against this new criteria, which may result in certain intangible assets being subsumed into goodwill. SFAS 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets. Goodwill and intangible assets that have indefinite useful lives will not be amortized into results of operations, but instead will be tested at least annually for impairment and written down when impaired. The Company elected to early adopt the provisions of each statement which apply to goodwill and intangible assets acquired prior to June 30, 2001 effective November 1, 2001. However, SFAS 142 was immediately applicable to any goodwill and intangible assets the Company acquired after June 30, 2001. Upon adoption, the Company will cease amortizing goodwill against its results of operations, reducing annual amortization expense by approximately $6.1 million. Under SFAS142, the

Company must complete the goodwill transition impairment test by April 30, 2002, however, management does not expect to recognize an impairment charge at such time.

        SFAS No. 143, "Accounting for Asset Retirement Obligations" addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002. The Company believes the adoption of SFAS No. 143 will not have a material impact on its results of operations or financial position and will adopt such standards on November 1, 2002, as required.

        In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which supersedes previous guidance on financial accounting and reporting for the impairment or disposal of long-lived assets and for segments of a business to be disposed of. Adoption of SFAS 144 is required no later than the beginning of fiscal 2003. Management does not expect the adoption of SFAS 144 to have a significant impact on the Company's financial position or results of operations. However, future impairment reviews may result in charges against earnings to write down the value of long-lived assets.

        Reclassification—Certain reclassifications have been made to the 2000 and 1999 consolidated financial statements to conform to the 2001 presentation.

3.    NOTES RECEIVABLE

        Notes receivable of $12,324 and $11,005 at October 31, 2001 and 2000, respectively, primarily represent notes from members related to member deposits and bear interest primarily at 10%. The majority of these notes are due within three years.

        Notes receivable of $2,181 and $2,264 as of October 31, 2001 and 2000, respectively, primarily represent purchase money mortgage notes received in connection with the sale of various land parcels and a golf facility. Such notes are due at various dates primarily through 2003.

4.    INVENTORIES

        Inventories consist of the following:

	October 31,
	2001	2000
Merchandise	$6,452	$6,125
Food and beverage	3,025	2,471
Base stock (china, silver, glassware, and linen)	4,690	3,451
Supplies and other	1,682	1,389

	$15,849	$13,436

5.    PROPERTY AND EQUIPMENT

        Property and equipment consist of the following:

	October 31,
	2001	2000
Land and land improvements	$331,937	$278,571
Buildings and improvements	638,104	468,177
Furniture, fixtures and equipment	131,318	117,380
Construction in progress	18,300	24,055

	1,119,659	888,183
Less accumulated depreciation	(175,602)	(138,127)

Property and equipment, net	$944,057	$750,056

6.    OTHER ASSETS

        Other assets consist of the following:

	October 31,
	2001	2000
Trade names	$91,432	$31,703
Management contract	26,872	26,872
Golf rights	25,775	—
Membership contracts	13,136	12,589
Debt issue costs	15,183	9,998
Lease agreements	19,667	3,955

	192,065	85,117
Accumulated amortization	(22,077)	(13,264)

	169,988	71,853
Undeveloped land	8,274	12,659
Art	2,806	2,611
Deposits and other assets	508	532

	$181,576	$87,655

        The membership contracts, the management contract, the golf rights and the trade names represent the estimated fair value of intangibles identified in connection with the Grand Wailea and Biltmore acquisitions, which are being amortized up to 25 years using the straight-line method (Note 14). Other intangibles primarily represent costs related to certain membership programs. Lease agreements represent the estimated fair value of lease contracts with third parties related to condominium leasing programs associated with the acquisitions of the Biltmore and Grand Traverse. Amortization expense for these other assets, excluding debt issue costs, were $6,575, $4,175 and $6,882 for 2001, 2000 and 1999, respectively.

7.    LONG-TERM DEBT

        Long-term debt consists of the following:

	October 31,
	2001	2000
Term note, payable in annual installments of $1,750 with interest payable either at Prime plus 1.75% or LIBOR plus 2.75% (5.25% at October 31, 2001), $166,250 maturing December 22, 2006	$175,000	$—
Senior subordinated redeemable notes payable, with interest payable semi-annually at 10.25%, principal due at maturity on May 1, 2007	125,000	125,000
Term notes, payable in annual installments of $1,000 with interest payable either at Prime plus 1.50% or LIBOR plus 2.50% (4.75% at October 31, 2001), $46,500 maturing April 30, 2005 and $46,000 maturing April 30, 2006	96,000	97,000
Revolving note, total available of $239,640, with interest payable at either Prime plus 0.75% or LIBOR plus 1.75% (rates ranging from 4.15% to 5.25% at October 31, 2001), principal due at maturity on April 30, 2004	72,500	34,000
Mortgage note payable, secured by the property, due in monthly principal and interest (8.25%) installments of $534, remaining principal of $12,236 due on June 16, 2016	57,989	—
Mortgage notes payable, with interest only payments at LIBOR plus 2.75% (5.00% at October 31, 2001) principal due at maturity in November 2002	275,000	275,000

	801,489	531,000
Less current portion	(4,442)	(1,000)

Long-term portion	$797,047	$530,000

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

        In April 1998, the Company's maximum borrowings under its revolving credit facility were increased to $275,000. In May 2001, the maximum borrowings decreased to $239,640. Maximum borrowings under the revolving credit line decrease to $216,070 in May 2002 and $186,610 in May 2003. In addition to the $72.5 million outstanding on the revolving credit line, the Company also has standby letters of credit under the credit facility for approximately $4.2 million in connection with the Company's self insurance programs.

        The terms of the credit facility contain certain financial covenants including interest coverage, fixed charges, leverage ratios and restrictions on dividends. Certain of the long-term debt agreements provide that any distributions of profits must satisfy certain terms and must be approved by the lenders, require the Company to maintain specified financial ratios and, in some instances, govern investments, capital expenditures, asset dispositions and borrowings. In addition, mandatory prepayments are required under certain circumstances, including the sale of assets. The Company pays a commitment fee at a rate that currently is equal to .3% per annum on the undrawn portion of the commitments with respect to the credit facility. Total non-use fees of approximately $496, $511 and $429 were paid in 2001, 2000 and 1999 respectively, on the daily average of the unused amount of certain revolving and term loan commitments. The credit facility contains provisions under which commitment fees and interest rates for the revolving credit facility will be adjusted in increments based on the achievement of certain performance goals. The Company was in compliance with the financial covenants at October 31, 2001.

        In connection with the Grand Wailea acquisition (Notes 1 and 14), the Company assumed approximately $275,000 in mortgage financing (the Mortgage Financing). The terms of this financing include interest only payments at 30 day LIBOR plus 2.75% with a maturity of November 2002. As the Company established its Grand Wailea subsidiary as an unrestricted subsidiary under the terms of the Company's credit facility, Grand Wailea is not considered in the Company's financial ratio tests under the credit facility. However, the terms of the Mortgage Financing contain certain financial covenants including liability limitations, operational performance, and restrictions on dividends. In addition, mandatory prepayments are required under certain circumstances, including the sale of assets. Grand Wailea was in compliance with the financial covenants at October 31, 2001.

        In connection with the Grand Wailea financing, Grand Wailea entered into an interest rate cap agreement with a third party whereby the LIBOR rate incurred by Grand Wailea on its Mortgage Financing would not exceed 8.25%. In the event the LIBOR rate exceeds 8.25%, the third party would pay the interest in excess of 8.25%. This agreement expired in November 2001 and was replaced with a new interest rate cap agreement, which provides for a LIBOR rate cap of 6.50%. The fair market value of the agreement, which expires in November 2002, is insignificant.

        Pursuant to a cash management agreement underlying the Mortgage Financing, the Company was required to establish certain cash accounts for taxes, insurance, debt service, capital assets, working capital and operating expenses. Accordingly, the cash generated from operations of Grand Wailea is deposited into these accounts, which are maintained by a third-party servicer, and used to fund and replenish the required balances. Disbursements by the third-party servicer from these accounts are made pursuant to the terms of the agreement, which include disbursements for management fees and excess cash (as defined), which would be paid to the Company. As of October 31, 2001 and 2000, the aggregate balance of these accounts was approximately $3,377 and $4,506, respectively, and is included in restricted cash in the accompanying consolidated balance sheets.

        Scheduled principal payments on long-term debt as of October 31, 2001 are as follows:

Year ending October 31:
2002	$4,442
2003	279,588
2004	77,245
2005	50,916
2006	50,101
Thereafter	339,197

Total	$801,489

        In March 1999, the Company entered into an interest rate swap agreement to hedge the effects of changes in interest rates. The swap is designated as a cash flow hedge as defined by SFAS 133 and is recorded at its fair value (a liability of $9.8 million at October 31, 2001) on the accompanying condensed consolidated balance sheet, with the change in the swap's carrying value, net of tax, from November 1, 2000 to October 31, 2001 being reflected in OCI. The reduction to OCI is attributable to losses on cash flow hedges during 2001. The swap involves the exchange of the variable interest rate of 30 day LIBOR (receive) with a fixed LIBOR interest rate of 5.57% (pay). This interest rate swap agreement is denominated in dollars, has a notional principal amount of $270.0 million and matures in November 2002.

        In February 2001, the Company entered into additional interest rate swap agreements to hedge the effects of changes in interest rates on the Company's variable rate debt, which increased significantly concurrent with the Biltmore acquisition. One agreement has a notional principal amount of $175.0 million and matures in February 2004. However, the counter-party to this agreement can, at its discretion, terminate the agreement in February 2003. The swap involves the exchange of the variable interest rate of 3-month LIBOR (receive) with a fixed LIBOR interest rate of 4.95% (pay). This swap is designated as a cash flow hedge as defined by SFAS 133 and accordingly is recorded at its fair value (liability of $8.4 million at October 31, 2001) on the accompanying condensed consolidated balance sheet. The fair value of the swap at inception was $0 and its change in fair value from inception to October 31, 2001 is reflected, net of tax, in OCI. The reduction to OCI is attributable to losses on cash flow hedges during 2001.

        An additional swap agreement has a notional principal amount of $100.0 million and matures in February 2003. The swap involves the exchange of the variable rate interest of 3-month LIBOR (receive) with a fixed LIBOR interest rate of 4.95% (pay). If the 3-month LIBOR is 6.25% or higher at any time during the agreement, the agreement is automatically terminated. The Company entered into such swap agreement to hedge the effects of increase in the LIBOR rate above 4.95%. However due to the knock-out provision in this swap agreement, it does not qualify for hedge accounting under SFAS 133. The fair value of the swap at inception was $0. Its fair value as of October 31, 2001 was a liability of $3.5 million and is included on the accompanying condensed consolidated balance sheet. The change in fair value is recorded in interest expense.

        The counter-parties to all of the Company's interest swap agreements are major financial institutions. The purpose of these swaps is to manage the Company's interest rate exposure on its variable rate borrowings. The amounts to be received or paid pursuant to these agreements are accrued and recognized through an adjustment to interest expense in the accompanying condensed consolidated statements of operations over the life of the agreements. During 2001, the Company made net payments related to these swap agreements totaling $3.1 million. These amounts were recorded as increases to interest expense. Estimated net derivative losses of approximately $8.0 million included in OCI as of October 31, 2001, are expected to be reclassified into earnings, assuming no changes in relevant interest rates and as interest is paid, during the twelve months ending October 31, 2002.

        During 2001, 2000 and 1999, the Company capitalized interest of approximately $1,240, $1,691 and $1,619, respectively, related to construction in progress activities.

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

        Property under the sublease and the other capital leases is summarized as follows:

	October 31,
	2001	2000
Buildings and land improvements	$24,715	$24,715
Equipment	8,279	9,839
Less accumulated depreciation	(8,664)	(8,354)

	$24,330	$26,200

        Total minimum payments due under capital leases at October 31, 2001 are summarized as follows:

	Lake Lanier Sublease	Other Capital Leases	Total
Year ending October 31:
2002	$3,125	$1,253	$4,378
2003	3,200	634	3,834
2004	3,200	340	3,540
2005	3,200	8	3,208
2006	3,200	—	3,200
Thereafter	130,400	—	130,400

Total minimum lease payments	146,325	2,235	148,560
Less amounts representing interest	(114,928)	(202)	(115,130)

Present value of minimum lease payments	31,397	2,033	33,430
Less current portion	—	(1,124)	(1,124)

Long-term portion	$31,397	$909	$32,306

9.    INCOME TAXES

        The components of the Federal and state income tax expense are as follows:

	Year Ended October 31,
	2001	2000	1999
Current:
Federal	$6,168	$6,071	$8,230
State	2,707	2,774	2,211

	8,875	8,845	10,441
Deferred:
Federal	1,707	1,876	6,280
State	(755)	268	897

	952	2,144	7,177

Total	$9,827	$10,989	$17,618

        Taxes on income vary from the statutory Federal income tax rate applied to earnings before taxes on income as follows:

	Year Ended October 31,
	2001	2000	1999
Statutory Federal income tax rate applied to earnings before income taxes	$7,781	$9,284	$14,333
Increase (decrease) in taxes resulting from:
State income taxes, net of federal benefits	1,083	1,440	2,125
Change in income tax rate	325	(378)	—
Meals and entertainment	642	712	493
Sale of subsidiary	—	—	435
Reduction in state tax carryforwards	—	—	67
Other	(4)	(69)	165

	$9,827	$10,989	$17,618

        Deferred income tax assets and liabilities arising from differences between accounting for financial statement purposes and tax purposes at October 31, are as follows:

	October 31,
	2001	2000
Deferred tax assets:
Net operating loss carryforwards and AMT credit	$1,679	$3,533
Capitalized lease	1,552	1,408
Deferred income	2,535	907
Self-insured employee benefit programs	2,282	2,145
Capitalized assets	865	635
Compensation related accruals	1,134	1,027
SFAS 133 adjustment	8,691	—
Other	4,041	3,681

Total deferred tax assets	22,779	13,336
Less valuation reserve	—	—

Deferred tax assets, net	22,779	13,336
Deferred tax liabilities:
Purchase price adjustment	15,443	15,386
Fixed assets	6,185	5,789
Prepaid real property taxes	1,438	1,576
Amortization of intangibles	8,353	5,581
Prepaid supplies	1,031	577
Other	909	1,334

Total deferred tax liabilities	33,359	30,243

Net deferred tax liability	$(10,580)	$(16,907)

        At October 31, 2001, the Company has net state operating loss carryforwards available to offset future taxable income of approximately $37,217, which will begin to expire in the year ending October 31, 2007.

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

        Contractual obligations associated with construction in progress were not material to the Company's consolidated financial position as of October 31, 2001.

12.  REAL ESTATE TRANSACTIONS

        In July 1999, Doral sold for cash approximately ten acres of real property previously utilized as a nine hole, Par 3 golf course for $9,500. The Company recorded a gain, net of selling and closing costs, of approximately $8,000.

        During fiscal 2001, 2000 and 1999, Desert Resorts sold 25, 26 and 42 homes for approximately $18,049, $16,639 and $24,429, respectively (Note 13). Grand Traverse and Fairways Golf had combined real estate sales of $1,219, $673 and $487 for various land parcels in fiscal 2001, 2000 and 1999, respectively.

        In July 2001, Desert Resorts sold for cash a parcel of undeveloped land for $8,172, (net of $1,400 deferred pending satisfaction of certain contingencies) which generated operating income of $3,787.

13.  RELATED PARTY TRANSACTIONS

        Effective April 1, 1998, Desert Resorts entered into a management agreement with an unconsolidated affiliate, KSL Land II Corporation (Land II), whereby Land II will provide development services for the entitlement, subdivision, construction, marketing, and sale of approximately 98 single family detached units on approximately eleven acres of real estate currently owned by Desert Resorts. The development site is adjacent to the Desert Resorts' La Quinta Resort & Club. The contractor and project management fees for these services are calculated as 6.0% of the Project Sales Revenues, as defined. Also, Land II is to be paid by Desert Resorts a marketing fee in an amount equal to 2.75% of the Project Sales Revenues. Such marketing fee will be used by Land II primarily to pay marketing, sales and promotional expenses to third parties. In fiscal 2001, 2000 and 1999, Desert Resorts paid $1,161, $1,070 and $1,554, respectively for project management fees and $532, $493 and $720, respectively for marketing fees.

        The Company provided financing to KSL Land of approximately $20,800 at April 30, 1997. This unsecured note receivable bore interest at 8% and was paid in full in October 1999. The Company recorded interest income of $1,946 in 1999 related to this note receivable.

        During fiscal 2001, several of the properties entered into a construction management agreement with an unconsolidated affiliate, KSL Land Corp. (Land Corp.), whereby Land Corp. will provide construction management services for certain construction projects. Land Corp. is to be paid by the properties a management fee for these services in an amount equal to 5% of the total gross contracted amount of the project. In fiscal 2001, the Company paid $645 for project management fees to Land Corp.

        During 2001, 2000 and 1999, the Company incurred $9,744, $10,704 and $9,800, respectively, of expenses reimbursed to the Parent. Such management fees and reimbursed expenses are included in corporate fee expense in the accompanying consolidated statements of operations.

        In connection with the Grand Wailea acquisition in Fiscal 1999, the Company paid $4,000 to a stockholder of the Parent for financial advisory services.

14.  ACQUISITIONS

        On December 22, 2000, the Company, through a wholly-owned subsidiary, acquired certain assets and assumed certain liabilities comprising the Arizona Biltmore Resort & Spa (the "Property"), located in Phoenix, Arizona. The purchase price of the Property was $335.0 million (excluding transaction costs of $1.5 million and a working capital purchase price adjustment of $8.3 million). The Company financed the acquisition with cash and debt issued under its Amended and Restated Credit Agreement (as amended December 22, 2000) with various financial institutions, Credit Suisse First Boston, The Bank of Nova Scotia and Salomon Smith Barney. As part of the purchase consideration, the Company assumed a mortgage of $59.4 million, secured by the Property. The acquisition was accounted for using the purchase method of accounting. The excess of cost over net assets acquired was $27.2 million, which is being amortized over 20 years. Accordingly, the operating results of the Biltmore have been included in the Company's consolidated financial statements since acquisition. The excess of the purchase price over the debt assumed, acquisition related costs, and working capital were funded with existing cash and debt issued under the Company's Amended and Restated Credit Agreement, as amended December 22, 2000.

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

        The following is the Company's unaudited pro forma consolidated results of operations for the years ended October 31, which assume the Grand Wailea and the Arizona Biltmore transactions occurred as of November 1, 1998:

	2001	2000	1999
	unaudited (in thousands, except per share data)
Revenues	$551,920	$555,508	$531,323
Income before income taxes	24,541	16,851	6,447
Net income	13,790	9,973	1,309
Basic and diluted earnings per share	13,790	9,973	1,309

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

16.  UNAUDITED QUARTERLY FINANCIAL INFORMATION

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter		Total
	(in thousands, except per share data)
For the year ended October 31, 2001:
Revenues	$122,628	$186,056	$133,176	$94,905		$536,765
Income from operations	22,344	55,272	20,770	2,328		100,714
Net income (loss)	3,742	21,112	(480)	(11,970)		12,404
Basic and diluted earnings (loss) per share	3,742	21,112	(480)	(11,970)		12,404
For the year ended October 31, 2000:
Revenues	$103,878	$143,974	$113,210	$103,909		$464,971
Income from operations	14,409	39,434	14,233	11,997		80,073
Net income (loss)	1,397	17,011	395	(2,663	)(a)	16,140
Basic and diluted earnings (loss) per share	1,397	17,011	395	(2,663)		16,140

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

        Reportable segment data for the year ended October 31, are as follows:

	Resort	Real Estate	Consolidated
Year ended October 31, 2001
Revenues	$508,620	$28,145	$536,765
Income from operations	93,578	7,136	100,714
Year ended October 31, 2000
Revenues	447,659	17,312	464,971
Income from operations	76,415	3,658	80,073
Year ended October 31, 1999
Revenues	419,304	34,416	453,720
Income from operations	58,176	11,299	69,475

        The Real Estate segment's identifiable assets were $3,562, $8,496 and $13,918 at October 31, 2001, 2000 and 1999, respectively. All of the remaining assets of the Company are related to the Resort segment, other than the deferred income taxes which is considered a corporate asset and is not identifiable to either segment. Substantially all of the Company's capital expenditures and depreciation and amortization expense relates to the Resort segment.

        Revenues for the resort segment for the years indicated are as follows:

	Year Ended October 31,
	2001	2000	1999
Resort revenue:
Rooms	$204,502	$172,338	$145,557
Food and beverage	127,553	112,897	103,884
Golf fees	30,403	32,809	48,592
Dues and fees	25,339	21,596	30,602
Merchandise	23,283	21,800	20,495
Spa	28,379	23,458	17,255
Other	69,161	62,761	52,919

Total resort revenue	508,620	447,659	419,304

18.  INSURANCE LOSS

        During 2000 and 1999, Doral's buildings and golf courses were flooded and damaged due to heavy rains from an unnamed tropical depression and Hurricane Irene, respectively. The Company is insured for these losses and expects to recover $759 in connection with the tropical depression, of which $615 and $759 have been recorded as other receivables in the accompanying consolidated financial statements as of October 31, 2001 and 2000, respectively. The Company recorded $1,032 in other receivables as of October 31,1999 in connection with Hurricane Irene, which was fully recovered during 2000. In fiscal 2000 and 1999, the Company recorded losses of $100 and $438, respectively, which are net of the insurance receivables.

19.  SUBSEQUENT EVENTS

        On November 16, 2001, the Company, through a wholly-owned subsidiary, acquired certain assets and assumed certain liabilities comprising the La Costa Resort & Spa ("La Costa"), located in Carlsbad, California, pursuant to an agreement of purchase and sale, dated October 31, 2001, between La Costa Hotel and Spa Corporation ("Seller") and an independent third party ("Agreement"). The Agreement was assigned on November 1, 2001 to KSL La Costa Corporation, a wholly-owned subsidiary of the Company, a Delaware corporation.

        The purchase price of the Property was $120.0 million (excluding transaction costs of approximately $4.2 million and a working capital purchase adjustment of $3.6 million). The Company financed the acquisition with cash and debt issued under its Amended and Restated Credit Agreement (as amended December 22, 2000) with various financial institutions, Credit Suisse First Boston, The Bank of Nova Scotia and Salomon Smith Barney. The acquisition was accounted for using the purchase method of accounting.

        On November 1, 2001, the Company transferred interest rate swap agreements with notional amounts totaling $270.0 million to the Parent. This transaction was recorded at fair market value and resulted in the Company reducing its other long-term liabilities by $9.8 million. This transaction was conducted as part of the Company's and the Parent's overall interest rate risk management policies.

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

Name	Age	Position
Directors and Executive Officers:
Michael S. Shannon	43	President, Chief Executive Officer and Director
Larry E. Lichliter	58	Executive Vice President and Director
Eric C. Resnick	29	Vice President, Chief Financial Officer and Treasurer
Nola S. Dyal	52	Vice President, General Counsel and Secretary
Scott M. Dalecio	39	Vice President of Resort Operations
Doris Allen-Kirchner	49	Vice President of Human Resources
Thomas F. McGrath	51	Vice President of Merchandising and Events
Peter L. Faraone	48	Vice President of Sales
Michael R. Donahue	48	Vice President of Marketing
Samuel J. Barton	35	Corporate Controller
Henry R. Kravis	57	Director
George R. Roberts	58	Director
Paul E. Raether	55	Director
Michael T. Tokarz	52	Director
Paul M. Hazen	60	Director

        Michael S. Shannon.    Mr. Shannon has been a Director and the President and Chief Executive Officer of the Company since its formation. Mr. Shannon was a founding stockholder of the Parent and has served as a Director and President and Chief Executive Officer of the Parent since its inception. Mr. Shannon is also a Director of each of the Company's subsidiaries and serves as either President or Executive Vice President of each subsidiary. Prior to forming the Parent, Mr. Shannon was President and Chief Executive Officer of Vail Associates in Vail, Colorado. Mr. Shannon is a director of ING America Holdings and ING Direct.

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

        Eric C. Resnick.    Mr. Resnick has been Vice President, Chief Financial Officer and Treasurer of the Company and the Parent since February 1, 2001. Mr. Resnick also serves as Vice President, Chief Financial Officer and/or Treasurer for each of the Company's subsidiaries. From May 1996 to

January 2001, Mr. Resnick was employed by Vail Resorts, Inc. where he served as Vice President, Strategic Planning and Investor Relations and previously as Corporate Treasurer and in other capacities. Prior to Vail Resorts, Mr. Resnick was a consultant with McKinsey and Company.

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

        Thomas F. McGrath.    Mr. McGrath has been Vice President of Merchandising and Events of the Company since its formation. Mr. McGrath joined the Parent in June 1996 as Vice President of Merchandising and Events. From 1988 until joining the Parent, Mr. McGrath was Vice President of Merchandising with Silver Dollar City, Inc. in Branson, Missouri.

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

        Michael R. Donahue.    Mr. Donahue has been Vice President of Marketing of the Company and the Parent since September 2000. Mr. Donahue was Senior Vice President of Marketing of Pegasus Solutions from May 1997 through June 1999. From September 1988 through April 1997, Mr. Donahue was Vice President of Marketing of Lane Hospitality.

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

        Henry R. Kravis.    Mr. Kravis, Founding Partner of KKR, is a Director of the Parent and the Company and a managing member of the Executive Committee of the limited liability company which serves as the general partner of KKR. Mr. Kravis is also a Director of Accuride Corporation, Alliance Imaging, Inc., Amphenol Corporation, Borden, Inc., The Boyds Collection, Ltd., Evenflo Company, Inc., The Gillette Company, IDEX Corporation, KinderCare Learning Centers, Inc., KSL Golf Holdings, Inc., KSL Land Corporation, Owens-Illinois, Inc., PRIMEDIA Inc., Regal Cinemas, Sotheby's Holdings, Inc., Spalding Holdings Corporation and Willis Group Holdings Limited.

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

        Paul E. Raether.    Mr. Raether is a Director of the Parent and the Company and is a member of the limited liability company which serves as the general partner of KKR. He is also a Director of IDEX Corporation, KSL Land Corporation, Regal Cinemas and Shoppers Drug Mart, Inc. Mr. Raether joined KKR in 1980.

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

        Paul M. Hazen.    Mr. Hazen has been a Director of the Parent and the Company since September 19, 2001. From November 1998 to May 2001 Mr. Hazen was the Chairman of Wells Fargo & Co. from which he retired in May 2001. From November 1995 to November 1998 he was the Chairman and Chief Executive Officer of Wells Fargo & Co. He is also a director of E.piphany, Inc., KSL Land Corporation, Phelps Dodge Corporation, Safeway Inc., Vodafone, Plc, Willis Group Ltd. and Xsrata AG.

        Messrs. Kravis and Roberts are first cousins.

        The business address of Messrs. Kravis, Raether and Tokarz is 9 West 57th Street, Suite 200, New York, New York 10019. The business address of Mr. Roberts is 2800 Sand Hill Road, Suite 200, Menlo Park, California 94025. The business address of Mr. Hazen is 420 Montgomery St., San Francisco, CA 94104.

        The following directors have been appointed to serve on the Company's Executive Committee during fiscal 2001: Messrs. Kravis, Raether, Tokarz and Shannon. The following directors have been appointed to serve on the Company's Audit Committee during fiscal 2001: Messrs. Hazen, Lichliter, Raether and Tokarz.

Item 11. Executive Compensation

        The following table presents certain summary information concerning compensation paid or accrued by the Parent for services rendered in all capacities for the fiscal years ended October 31, 2001, 2000 and 1999 for (i) the chief executive officer of the Company and (ii) each of the four other most highly compensated executive officers of the Company, determined as of October 31, 2001 (collectively, the "Named Executive Officers").

SUMMARY COMPENSATION TABLE (1) (2)

		Annual Compensation		Long-Term Compensation
				Awards
Name and Principal Position	Year	Salary	Bonus	Securities Underlying Option/SARs	All Other Compensation
Michael S. Shannon— President and Chief Executive Officer	2001 2000 1999	600,000 600,000 500,000	300,000 800,000 700,000	— 8,945 1,947	101,544 103,300 73,775	(3)
Larry E. Lichliter— Executive Vice President	2001 2000 1999	300,000 300,000 275,000	100,000 250,000 300,000	— 5,361 1,800	17,910 29,962 30,035	(4)
Eric C. Resnick Vice President, Chief Financial Officer and Treasurer	2001 2000 1999	264,538 N/A N/A	100,000 N/A N/A	1,667 N/A N/A	50,583 — —	(5)
Nola S. Dyal— Vice President, General Counsel and Secretary	2001 2000 1999	325,000 300,000 260,000	60,000 125,000 100,000	— 2,551 1,500	— — —	(6)
Scott M. Dalecio— Vice President of Resort Operations	2001 2000 1999	275,000 275,000 250,000	100,000 150,000 125,000	— 2,363 1,300	— 2,806 —	(7)

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

(5)
Represents relocation expenses paid by the Company on behalf of Mr. Resnick.

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

Option Grants in the Parent for Fiscal Year 2001 and Potential Realizable Values

        The following sets forth as to each of the Named Executive Officers information with respect to options granted during fiscal year 2001: (i) the number of shares of common stock underlying options granted; (ii) the percent of total options granted to employees in fiscal year 2001; (iii) the exercise price of such options; (iv) the expiration date of such options and (v) the potential realizable values at assumed rates of such options.

Option Grants in Fiscal 2001

Individual Grants
Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Term
Percent of total Options Granted to Employees in Fiscal Year
	Options Granted		Exercise Price
Name				Expiration Date	5% ($)	10% ($)
Michael S. Shannon	—	—	N/A	N/A	$—	$—
Larry E. Lichliter	—	—	N/A	N/A	—	—
Eric C. Resnick	1,667	93.0%	$1,800	February, 2011	1,886,688	4,781,231
Nola S. Dyal	—	—	N/A	N/A	—	—
Scott M. Dalecio	—	—	N/A	N/A	—	—

        The following table sets forth, as to each of the Named Executive Officers, information with respect to option exercises during fiscal year 2001 and the status of their options on October 31, 2001: (i) the number of shares of common stock underlying options exercised during fiscal year 2001, (ii) the aggregate dollar value realized upon the exercise of such options, (iii) the total number of exercisable and unexercisable stock options held on October 31, 2001 and (iv) the aggregate dollar value of in-the-money exercisable and unexercisable options on October 31, 2001.

Aggregated Option Exercises and Fiscal Year End
Option Values at October 31, 2001

Name	Number of Shares Acquired on Exercise	Value Realized	Number of Securities Underlying Unexercised Options at October 31, 2001 (Exercisable/Unexercisable)	Value of Unexercised In-the-Money Options at October 31, 2001 (Exercisable/Unexercisable) (1)
Michael S. Shannon	—	—	26,605 / 7,131	$32,646,150 / $1,355,500
Larry E. Lichliter	—	—	11,856 / 4,654	13,475,300 / 669,400
Eric C. Resnick	—	—	— / 1,667	— / 166,700
Nola S. Dyal	—	—	2,501 / 2,600	1,764,400 / 482,100
Scott M. Dalecio	—	—	1,670 / 2,355	793,600 / 469,500

(1)
The Common Stock is not publicly traded and the value of the options represents management's best judgment of value at October 31, 2001 and is based on a market value of $1,900 per share for the Company's common stock.

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

Options and Partnership Interests in Affiliates

        Certain executive officers received distributions related to profit sharing units or partnership interests in an affiliate, KSL Grove Land, L.P. ("Grove"), in prior years. Grove sold a significant portion of its net assets during Fiscal 2001. The proceeds of this sale were distributed to its partners including certain executive officers.

        Certain executive officers received distributions related to profit sharing units or partnership interests in KSL Foster Land, L.P. ("Foster"), an affiliate, in prior years. Foster was dissolved during fiscal 2000, and its net assets were distributed to its partners including certain executive officers. Prior to and during fiscal 1997, certain executive officers received options and partnership interest in KSL Land and other partnerships affiliated therewith, but no allocation has been made for distribution of partnership interests related to these partnerships.

Board Compensation

        All directors are reimbursed for their usual and customary expenses incurred in attending all Board and committee meetings. Prior to fiscal 2001, each director received an aggregate annual fee of $25,000 for serving on the Parent's and the Company's Boards of Directors. This payment was eliminated during fiscal 2001 and each director received actual fees of $12,500 for fiscal 2001. The Company expects to pay no directors' fees in 2002.

Compensation Committee Interlocks and Insider Participation

        The following directors participated in deliberations of the Parent's Board of Directors concerning executive officer compensation during fiscal year 2001 and have been appointed to serve on the Parent's Compensation Committee during fiscal year 2001: Messrs. Kravis and Tokarz. During fiscal year 2001, no executive officer of the Parent served as a member of the compensation committee of another entity or as a director of another entity, one of whose executive officers served on the compensation committee or Board of Directors of the Parent.

Item 12.    Security Ownership of Certain Beneficial Owners and Management

        The following table sets forth as of January 15, 2002 certain information concerning the ownership of shares of Common Stock of the Parent by (i) persons who own beneficially more than 5% of the outstanding shares of Common Stock; (ii) each person who is a director of the Company; (iii) each person who is a Named Executive Officer; and (iv) all directors and executive officers of the Company as a group. The Parent owns 100% of the common stock of the Company. As of January 15, 2002, there are 551,135 shares of Common Stock of the Parent outstanding.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership (8)	Percent of Class
KKR Associates, L.P. c/o Kohlberg Kravis Roberts & Co. 9 West 57th Street New York, New York 10019	458,689(1)	83.22
KKR 1996 GP, LLC c/o Kohlberg Kravis Roberts & Co. 9 West 57th Street New York, New York 10019	81,320(2)	14.75
Michael S. Shannon	28,161(3)	4.88
Larry E. Lichliter	12,256(4)	2.18
Eric C. Resnick	—	*
Nola S. Dyal	2,701(5)	*
Scott M. Dalecio	1,880(6)	*
All Executive Officers and Directors as a Group (18 persons)	49,292(7)	8.23

*
Denotes less than one percent.

(1)
Shares of Common Stock shown as beneficially owned by KKR Associates, L.P. are held as follows: approximately 71.4% by Resort Associates, L.P., approximately 10.2% by Golf Associates, L.P. and approximately 1.7% by KKR Partners II, L.P. (collectively, the "Initial Partnerships"). KKR Associates, L.P., a limited partnership, is the sole general partner of each of the Partnerships and possesses sole voting and investment power with respect to such shares. The general partners of KKR Associates, L.P. are Henry R. Kravis, George R. Roberts, Robert I. MacDonnell, Paul E. Raether, Michael W. Michelson, James H. Greene, Jr., Michael T. Tokarz, Perry Golkin, Scott M. Stuart, Edward A. Gilhuly and Alexander Navab, Jr. Messrs. Kravis, Roberts, Raether and Tokarz are also directors of the Company. Each of such individuals may be deemed to share beneficial ownership of the shares shown as beneficially owned by KKR Associates, L.P. Each of such individuals disclaims beneficial ownership of such shares.

(2)
Shares of Common Stock shown as beneficially owned by KKR 1996 GP LLC are owned of record by KKR 1996 Fund L.P. KKR 1996 GP LLC is the general partner of KKR Associates 1996 L.P., which is the general partner of KKR 1996 Fund L.P. (the "New Partnership"). The members of KKR 1996 GP LLC are Messrs. Kravis, Roberts, MacDonnell, Raether, Michelson, Greene, Tokarz, Golkin, Stuart, Gilhuly, Navab, Todd Fisher, Johannes Huth and Neil Richardson. Messrs. Kravis, Roberts, Raether and Tokarz are also directors of the Company. Messrs. Kravis and Roberts constitute the management committee of KKR 1996 GP LLC. Each of such individuals may be deemed to share beneficial ownership of the shares shown as beneficially owned by KKR 1996 GP LLC. Each of such individuals disclaims beneficial ownership of such shares. The Initial Partnerships and the New Partnership are collectively referred to as the "Partnerships."

(3)
Includes options to purchase 26,505 shares exercisable within 60 days.

(4)
Includes options to purchase 11,856 shares exercisable within 60 days.

(5)
Includes options to purchase 2,501 shares exercisable within 60 days.

(6)
Includes options to purchase 1,670 shares exercisable within 60 days.

(7)
Includes options to purchase 49,292 shares exercisable within 60 days.

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

Transactions with the Parent and Affiliates of the Parent

        The Company and the Parent are parties to an Expense Allocation Agreement pursuant to which the Parent performs management services requested by the Company and the Company reimburses the Parent for all expenses incurred by the Parent and directly attributable to the Company and its subsidiaries. The Company paid management fees and fees pursuant to the Expense Allocation Agreement (reflected collectively as the "Corporate Fee" in the accompanying consolidated statements of operations) in the amount of $9.7 million to the Parent in fiscal year 2001.

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

        The Company provided financing to KSL Land of approximately $20,800,000 at April 30, 1997. The Company recorded interest income of approximately $1,946,000 in 1999 related to this note receivable. This unsecured note receivable bore interest at 8% and was paid in full in October 1999.

        Effective April 1, 1998, Desert Resorts entered into a management agreement with an unconsolidated affiliate, KSL Land II Corporation ("Land II"), whereby Land II provides development services for the entitlement, subdivision, construction, marketing, and sale of approximately 97 single family detached units on approximately eleven acres of real estate currently owned by Desert Resorts. The development site is adjacent to the Desert Resorts' La Quinta Resort & Club. The contractor and project management fees for these services are calculated as 6.0% of the Project Sales Revenues, as defined. Also, Land II is to be paid by Desert Resorts a marketing fee in an amount equal to 2.75% of the Project Sales Revenues. Such marketing fee will be used by Land primarily to pay marketing, sale and promotional expenses to third parties. Desert Resorts paid $1,693,000, $1,563,000 and $2,274,000, in Fiscal 2001, 2000 and 1999, respectively, to Land II for project management and marketing fees.

        During fiscal 2001, several of the properties entered into a construction management agreement with an unconsolidated affiliate, KSL Land Corp. (Land Corp.), whereby Land Corp. will provide construction management services for certain construction projects. Land Corp. is to be paid by the properties a management fee for these services in an amount equal to 5% of the total gross contracted amount of the project. In fiscal 2001, the Company paid $645 for project management fees to Land Corp.

Transactions With Management

Common Stock and Common Stock Option Purchases

        In July 2000, the Parent purchased 3,602 shares of its common stock from the Named Executive Officers. The common stock was purchased at $1,800 per share. The Parent purchased 2,945 and 564 shares of the Parent's common stock from Messrs. Shannon and Lichliter, respectively.

        In July 2000, the Parent purchased 13,962 of the options to purchase the Parent's common stock from 24 optionees of which 7,523 were purchased from the Named Executive Officers. These options were purchased at $1,800 per share, less the exercise price of $500 per share. The Parent purchased 3,297 and 363 options from Messrs. Lichliter and Dalecio, respectively, and 1,051 options from Ms. Dyal.

Loans to Management

        The Parent previously made a loan to Mr. Shannon to fund tax liability incurred as a result of his receipt of common stock of KSL Land and certain partnership interests in partnerships affiliated with the Parent. During Fiscal 2000, this loan was paid in full.

Purchases of Real Estate Products

        During fiscal year 1999, Messrs. Shannon and Lichliter each purchased a "La Quinta Resort Home" which are homes developed and sold by a subsidiary of the Company in a project located adjacent to the Company's La Quinta property. Mr. Shannon paid $820,000 for his home and Mr. Lichliter paid $700,000 for his home. These prices were the retail "list" prices offered to the public at the time of their purchases and were not discounted. Each of Messrs. Shannon and Lichliter subsequently entered into a rental management agreement with a real estate leasing subsidiary of the Company on standard terms and conditions applicable to other purchasers of La Quinta Resort Homes who entered into rental management agreements with such subsidiary. For fiscal years 2001 and 2000, Mr. Shannon received $120,515 and $49,501, respectively of rental income under his rental management agreement. Mr. Lichliter received $56,652 of rental income in 2000 under his rental management agreement, and did not receive any rental income in 2001 as he subsequently sold this home.

        During fiscal year 2001, Mr. Lichliter paid $2,092,000 for three additional homes, again these prices were the retail "list" prices offered to the public at the time of his purchases and were not discounted. Mr. Lichliter entered into a leaseback program and was paid $238,400. The length of the leasebacks ranges from ten to twenty-three months. The leaseback program was offered on standard terms and conditions offered to other purchasers.

Part IV.

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)
Documents filed as part of this report:

(1)
Financial Statements

  The following Consolidated Financial Statements of KSL Recreation Group, Inc. and subsidiaries are included in Part II, Item 8:

    Independent Auditors' Report
    Consolidated Statements of Operations for the years ended October 31, 2001, 2000 and 1999
    Consolidated Balance Sheets as of October 31, 2001 and 2000
    Consolidated Statements of Stockholder's Equity for the years ended October 31, 2001, 2000 and 1999
    Consolidated Statements of Cash Flows for the years ended October 31, 2001, 2000 and 1999
    Notes to Consolidated Financial Statements

  (2)
  Financial Schedules

VALUATION AND QUALIFYING ACCOUNTS
FOR THE YEARS ENDED OCTOBER 31, 2001, 2000 and 1999

	Balance at Beginning of Period	Charged to Cost and Expenses	Deductions-Net Credit Loss	Balance at End of Period
	(in thousands)
Allowance for doubtful accounts:
Trade Receivable
Fiscal year ended October 31, 2001	$882	$659	$(548)	$993
Fiscal year ended October 31, 2000	$712	$507	$(337)	$882
Fiscal year ended October 31, 1999	$718	$615	$(621)	$712

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
10.17
Agreement and Release, dated November 29, 1999, by and among KSL Golf Holdings, Inc., Fairways Acquisition Company, Apollo Real Estate Investment Fund IV, L.P. and Fairways Golf Corporation, filed as Exhibit 10.27 to the Company's Fiscal 1999 10-K, File No. 333-31025, is hereby incorporated by reference.
10.18	Agreement of Purchase and Sale between Biltmore Hotel Partners, LLLP and KSL Biltmore Resort, Inc., filed as Exhibit 10-2, Form 8-K, File No. 333-31025, is hereby incorporated by reference.
10.19
Amended and Restated Credit Agreement dated December, 22, 2000 among KSL Recreation Group, Inc. and various Financial Institutions, as the lenders, Credit Suisse First Boston, as lead arranger, The Bank of Nova Scotia, as administrative agent, and Salomon Smith Barney, as the Syndication agent, filed as Exhibit 10.2, Form 8-K, File No. 333-31025, is hereby incorporated by reference.
*10.20	Purchase and Sale Agreement between La Costa Hotel and Spa Corporation and Century World, PTE., Ltd dated October 31, 2001.
*10.21	Assignment and Assumption Agreement regarding contract rights between Century World PTE., Ltd and KSL La Costa Resort Corporation dated November 1, 2001.
*11	Computation of Earnings (Loss) Per Share
*12	Computation of Ratio of Earnings to Fixed Charges
*21	List of Subsidiaries of the Company

*
Filed herewith.

(4)
Reports on Form 8-K, is hereby incorporated by reference.

          On January 8, 2001 the Company filed Form 8-K, as amended by Form 8-K/A filed on March 9, 2001. The purpose of these filings was to disclose the acquisition of the Arizona Biltmore. The following financial statements and pro forma financial information were filed as part of these filings:

  (a)
  (1)    Unaudited pro forma combined statements of operations for the year ended October 31, 2000.

    (2)    Unaudited pro forma combined balance sheet as of October 31, 2000.

SIGNATURES

        Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on January 28, 2002.

KSL RECREATION GROUP, INC.
By:	/s/ ERIC C. RESNICK Eric C. Resnick Vice President, Chief Financial Officer and Treasurer

        Pursuant to the requirements of the Securities and Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons in the capacities indicated on January 28, 2002.

Signatures	Title

/s/ MICHAEL S. SHANNON (Michael S. Shannon)	President, Chief Executive Officer and Director (Principal Executive Officer)
/s/ LARRY E. LICHLITER (Larry E. Lichliter)	Executive Vice President and Director
/s/ HENRY R. KRAVIS (Henry R. Kravis)	Director
/s/ GEORGE R. ROBERTS (George R. Roberts)	Director
/s/ PAUL E. RAETHE (Paul E. Raether)	Director
/s/ MICHAEL T. TOKARZ (Michael T. Tokarz)	Director
/s/ PAUL M. HAZEN (Paul M. Hazen)	Director
/s/ ERIC C. RESNICK (Eric C. Resnick)	Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)
/s/ SAMUEL J. BARTON (Samuel J. Barton)	Controller (Principal Accounting Officer)

QuickLinks

FORM 10-K SECURITIES AND EXCHANGE COMMISSION WASHINGTON, DC 20549
INDEX
Part I.
Item 1. Business
Item 2. Properties
Item 3. Legal Proceedings
Item 4. Submission of Matters to a Vote of Security Holders
Part II.
Item 5. Market for Registrant's Common Equity and Related Stockholder Matters
Item 6. Selected Consolidated Historical Financial Data
Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
Item 8. Financial Statements and Supplementary Data
INDEPENDENT AUDITORS' REPORT
KSL RECREATION GROUP, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME FOR THE YEARS ENDED OCTOBER 31, 2001, 2000 and 1999
KSL RECREATION GROUP, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS AS OF OCTOBER 31, 2001 and 2000
KSL RECREATION GROUP, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY FOR THE YEARS ENDED OCTOBER 31, 2001, 2000 and 1999
KSL RECREATION GROUP, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED OCTOBER 31, 2001, 2000 and 1999
KSL RECREATION GROUP, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED OCTOBER 31, 2001, 2000 AND 1999 (Dollars in Thousands)
PART III
SUMMARY COMPENSATION TABLE (1) (2)
Option Grants in Fiscal 2001
VALUATION AND QUALIFYING ACCOUNTS FOR THE YEARS ENDED OCTOBER 31, 2001, 2000 and 1999
SIGNATURES