Form 10-Q
period 2002-01-31
KSL RECREATION GROUP INC
filed 2002-03-18
CIK 1041878

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended January 31, 2002.

OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                              to                             .

Commission File Number 333-31025

KSL RECREATION GROUP, INC.
(Exact name of Registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	33-0747103 (IRS Employer ID Number)
50-905 Avenida Bermudas La Quinta, California (Address of principal executive offices)	92253 (Zip Code)

760/564-8000
(Registrant's telephone number, including area code)

N/A
(Former name, address and fiscal year, if changed since last report)

        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒, No  ☐.

Shares outstanding of the Registrant's common stock
as of March 18, 2002
 1,000

Class
 Common Stock, $0.01 par value

KSL RECREATION GROUP, INC.

(a wholly owned subsidiary of KSL Recreation Corporation)

INDEX

Page
Part I. Financial Information
Item 1. Financial Statements (unaudited)
Condensed consolidated statements of income and comprehensive income for the three months ended January 31, 2002 and 2001	3
Condensed consolidated balance sheets, January 31, 2002 and October 31, 2001	4
Condensed consolidated statements of cash flows for the three months ended January 31, 2002 and 2001	5
Notes to condensed consolidated financial statements	6
Item 2. Management's discussion and analysis of financial condition and results of operations	12
Item 3. Quantitative and qualitative disclosures about market risk	17
Part II. Other Information
Item 4. Submission of Matters to a Vote of Security Holders	17
Item 6. Exhibits and Reports on Form 8-K	17
Signature	18

KSL RECREATION GROUP, INC.
(a wholly owned subsidiary of KSL Recreation Corporation)

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Unaudited)

	For the Three Months Ended January 31,
	2002	2001
	(In Thousands, Except Share and Per Share Data)
Revenues:
Resort	$124,506	$120,499
Real estate	4,929	2,129

Total revenues	129,435	122,628
Expenses:
Cost of real estate	2,332	1,382
Payroll and benefits	42,745	40,948
Other expenses	43,034	41,480
Depreciation and amortization	16,599	13,511
Corporate fee	2,262	2,963

Total operating expenses	106,972	100,284

Income from operations	22,463	22,344
Other income (expense):
Interest income	820	476
Interest expense	(17,462)	(16,512)
Other expense	(78)	(72)

Other expense, net	(16,720)	(16,108)

Income before income taxes	5,743	6,236
Income tax expense	2,297	2,494

Net income	$3,446	$3,742

Basic and diluted earnings per share	$3,446	$3,742

Weighted average number of shares	1,000	1,000

Comprehensive income:
Net income	$3,446	$3,742
Cumulative effect of change in accounting principles, net of tax	—	2,728
Change in fair value of derivative instruments, net of tax	2,637	(4,059)

Other comprehensive income (loss)	2,637	(1,331)

Comprehensive income	$6,083	$2,411

See accompanying notes to consolidated financial statements.

KSL RECREATION GROUP, INC.
(a wholly owned subsidiary of KSL Recreation Corporation)

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

	January 31, 2002	October 31, 2001
	(In Thousands, Except Share Data)
ASSETS
Current assets:
Cash and cash equivalents	$50,240	$37,491
Restricted cash	15,729	10,726
Trade receivables, net of allowance for doubtful receivables of $1,112 and $993, respectively	33,642	21,513
Inventories	17,686	15,849
Current portion of notes receivable	8,945	7,207
Other receivables	4,870	1,171
Prepaid expenses and other current assets	3,166	2,339
Receivable from Parent	24	2,832
Deferred income taxes	4,636	4,636

Total current assets	138,938	103,764
Real estate under development	924	2,199
Property and equipment, net of accumulated depreciation of $189,776 and $175,602, respectively	1,032,323	944,057
Notes receivable, less current portion	7,342	7,298
Restricted cash, less current portion	7,092	7,216
Goodwill	121,876	121,876
Intangible assets, net	193,403	160,559
Other assets, net	21,141	21,017

	$1,523,039	$1,367,986

LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
Accounts payable	$15,402	$14,704
Accrued liabilities	41,819	37,869
Accrued interest payable	8,437	2,753
Current portion of long-term debt	4,442	4,442
Current portion of obligations under capital leases	1,848	1,124
Customer and other deposits	39,253	27,446
Deferred income and other	11,430	7,502

Total current liabilities	122,631	95,840
Long-term debt, less current portion	905,887	797,047
Obligations under capital leases, less current portion	32,065	32,306
Other liabilities	11,742	23,771
Member deposits	163,726	149,271
Deferred income taxes	20,504	15,216
Commitments and contingencies
Stockholder's equity:
Common stock, $.01 par value, 25,000 shares authorized, 1,000 outstanding	—	—
Additional paid-in capital	258,864	252,998
Retained earnings	15,850	12,404
Accumulated other comprehensive loss, net of tax	(8,230)	(10,867)

Total stockholder's equity	266,484	254,535

	$1,523,039	$1,367,986

See accompanying notes to consolidated financial statements.

KSL RECREATION GROUP, INC.
(a wholly owned subsidiary of KSL Recreation Corporation)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	For the Three Months Ended January 31,
	2002	2001
	(In Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$3,446	$3,742
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	16,599	13,511
Amortization of debt issuance costs	626	373
Provision for losses on trade and notes receivables	166	169
Change in deferred taxes	1,723	—
Loss on sale of assets	8	—
Changes in operating assets and liabilities, net of effects from acquisition:
Trade receivables	(9,600)	(637)
Inventories	(5)	(838)
Prepaid expenses and other current assets	(781)	(82)
Notes receivable	878	63
Other receivables	(3,699)	306
Other assets	(1,212)	27
Accounts payable	(4,794)	(2,887)
Accrued liabilities	204	735
Accrued interest payable	5,684	4,464
Deferred income, customer and other deposits	13,610	11,960
Other liabilities	39	56

Net cash provided by operating activities	22,892	30,962
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of business, net of cash acquired	(115,592)	(286,075)
Purchases of property and equipment	(6,106)	(8,238)
Restricted cash	(4,879)	(3,593)
Proceeds from sale of fixed assets	2	—
Sale of real estate under development	1,377	1,164
Investment in real estate under development	(102)	(2,769)

Net cash used in investing activities	(125,300)	(299,511)
CASH FLOWS FROM FINANCING ACTIVITIES:
Revolving line of credit borrowings	129,000	301,500
Revolving line of credit payments	(18,750)	(36,500)
Principal payments on long-term debt and obligations under capital leases	(1,759)	(505)
Member deposits and collections on member notes receivable	5,933	5,969
Membership refunds	(2,075)	(1,767)
Receivable from Parent	2,808	(477)
Debt financing costs	—	(4,905)

Net cash provided by financing activities	115,157	263,315

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	12,749	(5,234)
CASH AND CASH EQUIVALENTS, beginning of period	37,491	16,567

CASH AND CASH EQUIVALENTS, end of period	$50,240	$11,333

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid (net of amounts capitalized)	$10,088	$12,021

Income taxes paid	$261	$35

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

        The unaudited interim condensed consolidated financial statements presented herein have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the Securities and Exchange Commission for reporting on Form 10-Q and do not include all of the information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America. In the opinion of management, these condensed consolidated financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the Company's consolidated financial position, results of operations and cash flows. These unaudited interim condensed consolidated financial statements should be read in conjunction with the other disclosures contained herein and with the Company's audited consolidated financial statements and notes thereto contained in the Company's Form 10-K for the year ended October 31, 2001. Operating results for interim periods are not necessarily indicative of results that may be expected for the entire fiscal year. Certain reclassifications have been made in the consolidated financial statements to conform to the 2002 presentation.

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

        The adoption of SFAS 133 on November 1, 2000, resulted in recognition of a derivative asset of $4,585. The cumulative effect of the change in accounting for derivatives and hedging activities, net of tax, of $2,728 was recognized in "Other Comprehensive Income" ("OCI"). This change in accounting also resulted in recognition of derivative gains/(losses), net of income taxes, of $2,637 and ($4,059) during the three-months ended January 31, 2002 and 2001, respectively, which were included in OCI. In addition, $2,195 was charged to earnings during the three-months ended January 31, 2002.

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

        Change in Accounting for Business Combinations and Goodwill and Other Intangible Assets—In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS 141, "Business Combinations" and SFAS 142, "Goodwill and Other Intangible Assets". SFAS 141 requires that all business combinations be accounted for using the purchase method and provides new criteria for recording intangible assets separately from goodwill. Existing goodwill and intangible assets will be evaluated against this new criteria, which may result in certain intangible assets being subsumed into goodwill. SFAS 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets. Goodwill and intangible assets that have indefinite useful lives will not be amortized into results of operations, but instead will be tested at least annually for impairment and written down when impaired. The Company elected to early adopt the provisions of each statement, which apply to goodwill and intangible assets acquired prior to June 30, 2001 effective November 1, 2001. However, SFAS 142 was immediately applicable to any goodwill and intangible assets the Company acquired after June 30, 2001. Upon adoption, the Company ceased amortizing goodwill against its results of operations. In addition, the Company reassessed the useful lives of its intangible assets and determined that such intangible assets are deemed to have a definite useful life because their related future cash flows are closely associated with the operations, level of future maintenance expenditures, and the useful lives of the individual resort to which they relate. Under SFAS 142, the Company must complete the goodwill transition impairment test by April 30, 2002, however, management does not expect to recognize an impairment charge at such time.

        The following information describes the impact that the adoption of SFAS 142 had on net income and net income per share for the periods ended January 31:

	2002	2001
	(In Thousands, Except Per Share Data)
Net income for the period	$3,446	$3,742
Add back: Goodwill amortization	—	1,238

Adjusted net income for the period	3,446	4,980

Net income per share—
Basic and diluted	$3,446	$3,742
Goodwill amortization	—	1,238

Adjusted net income for the period	$3,446	$4,980

        There was no goodwill acquired or any goodwill impairment losses recognized during the three months ended January 31, 2002.

        Recently Issued Accounting Pronouncements—SFAS No. 143, "Accounting for Asset Retirement Obligations" addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002. The Company believes the adoption of SFAS No. 143 will not have a material impact on its results of operations or financial position and will adopt such standards on November 1, 2002, as required.

        In August 2001, the FASB issued SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which supersedes previous guidance on financial accounting and reporting for the impairment or disposal of long-lived assets and for segments of a business to be disposed of. Adoption of SFAS 144 is required no later than the beginning of fiscal 2003. Management does not expect the adoption of SFAS 144 to have a significant impact on the Company's financial position or results of operations. However, future impairment reviews may result in charges against earnings to write down the value of long-lived assets.

NOTE 2. Acquisitions

        On December 22, 2000, the Company, through a wholly-owned subsidiary, acquired certain assets and assumed certain liabilities comprising the Arizona Biltmore Resort & Spa (the "Property", or the "Biltmore"), located in Phoenix, Arizona. The purchase price of the Property was $335.0 million (excluding transaction costs of $1.5 million and a working capital purchase price adjustment of $8.3 million). The Company financed the acquisition with cash and debt issued under its Amended and Restated Credit Agreement (as amended December 22, 2000) with various financial institutions, Credit Suisse First Boston, The Bank of Nova Scotia and Salomon Smith Barney. In addition, the Company assumed a mortgage of $59.4 million, secured by the Property. The acquisition was accounted for using the purchase method of accounting.    Accordingly, the operating results of the Biltmore have been included in the Company's consolidated financial statements since acquisition. The excess of the purchase price over the debt assumed, acquisition related costs, and working capital were funded with existing cash and debt issued under the Company's Amended and Restated Credit Agreement.

        On November 16, 2001, the Company, through a wholly-owned subsidiary, acquired certain assets and assumed certain liabilities comprising the La Costa Resort & Spa ("La Costa"), located in Carlsbad, California, pursuant to an agreement of purchase and sale, dated October 31, 2001, between La Costa Hotel and Spa Corporation ("Seller") and an independent third party ("Agreement"). The Agreement was assigned on November 1, 2001 to KSL La Costa Corporation, a wholly-owned subsidiary of the Company, a Delaware corporation. The purchase price of the Property was $120.0 million (excluding transaction costs of approximately $4.2 million, membership liabilities of $8.8 million and a working capital purchase price adjustment of $8.5 million). The acquisition was accounted for using the purchase method of accounting. Accordingly, the operating results of La Costa have been included in the Company's consolidated financial statements since acquisition. The Company financed the acquisition with existing cash and debt issued under its Amended and Restated Credit Agreement.

        The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition of La Costa. The Company is in the process of finalizing the valuation of certain assumed membership liabilities; thus, the allocation of the purchase price is subject to refinement.

2002
(In Thousands)
Current assets	$3,808
Property, plant, and equipment	96,375
Intangible assets	34,776
Other assets	861

Total assets acquired	135,820
Current liabilities	(10,598)
Membership liabilities and obligations under capital leases	(9,630)

Total liabilities assumed	(20,228)
Net assets acquired	$115,592

        The acquired intangible assets consisted of trade name, management contract and club membership programs and are being amortized using the straight-line method over the estimated useful lives of the assets, which range from 3 to 25 years.

        The following are the Company's unaudited pro forma consolidated results of operations for the three months ended January 31, assuming the Biltmore and La Costa transactions occurred as of November 1, 2000:

	2002	2001
	(In Thousands, Except Per Share Data)
Revenues	$131,327	$149,121
Income before income taxes	4,994	3,179
Net income	2,997	1,908
Net income per share — basic and diluted	2,997	1,908

        The unaudited pro forma results do not necessarily represent results that would have occurred if the acquisitions had taken place as of the beginning of the fiscal periods presented, nor do they purport to be indicative of the results that will be obtained in the future.

NOTE 3. Long-term Debt and Restricted Cash

        Concurrent with the acquisition of the Biltmore on December 22, 2000, the Company amended its credit facility. The Amended and Restated Credit Facility allows for maximum borrowings of $529.3 million, including Term A and Term B loans of $48.0 million each, a Term C loan of $173.3 million and maximum borrowings under a revolving credit facility of $239.6 million, decreasing to $216.1 million and $186.6 million in May 2002 and 2003, respectively. Borrowings under the Amended and Restated Credit Facility as of January 31, 2002 bear interest at variable rates up to 2.875% above LIBOR or 1.875% above the syndication Agent's base rate. The Company paid approximately $4.9 million in financing costs in connection with such amendment, which is being amortized over the remaining life of the Amended and Restated Credit Facility. The Company's outstanding borrowings under the revolving credit line were $183.5 million at January 31, 2002. The terms of the Company's credit facility, including the revolving credit line, contain certain financial covenants. The Company was in compliance with the required financial covenants of the credit facility and other debt instruments at January 31, 2002.

        In March 1999, the Company entered into an interest rate swap agreement to hedge the effects of changes in interest rates. The swap was designated as a cash flow hedge as defined by SFAS 133. The Company does not use derivative financial instruments for trading purposes. As required by SFAS 133, the swap was recorded at its fair value on the accompanying condensed consolidated balance sheet, with the change in the swap's carrying value, net of tax, from November 1, 2000 to October 31, 2001 being reflected in OCI. The swap involved the exchange of the variable interest rate of 30 day LIBOR (receive) with a fixed LIBOR interest rate of 5.57% (pay). This interest rate swap agreement was denominated in dollars, had a notional principal amount of $270.0 million and matures in November 2002. The counter-parties to the interest swap agreement were two major financial institutions. The amounts to be received or paid pursuant to this agreement were accrued and recognized through an adjustment to interest expense in the accompanying condensed consolidated statements of operations over the life of the agreement. Effective November 1, 2001, the Company, KSL Recreation Corporation (the Parent) and the swap counter party executed agreements to substitute the Parent for the Company as the contractual party to this interest rate swap agreement as part of the Company's overall risk management policy. As a result of this transaction, the fair value of the swap liability of $9.8 million has been assumed by the Parent, and the reduction in the swap liability, net of tax, has been accounted for as a contribution of capital by the Parent. The Company has discontinued hedge accounting for this swap and the net loss relating to this swap shall remain in accumulated other comprehensive income (loss) and be reclassified into earnings as interest expense over the remaining term of the hedged debt obligation. As a result of this transaction, the Company's additional paid in capital increased $5.9 million, deferred tax assets decreased by $3.9 million, and other long-term liabilities decreased by $9.8 million.

        In February 2001, the Company entered into additional interest rate swap agreements to hedge the effects of changes in interest rates on the Company's variable rate debt, which increased significantly concurrent with the Biltmore acquisition. One agreement has a notional principal amount of $175.0 million and matures in February 2004. However, the counter-party to this agreement can, at its discretion, terminate the agreement in February 2003. The swap involves the exchange of the variable interest rate of 3-month LIBOR (receive) with a fixed LIBOR interest rate of 4.95% (pay). This swap is designated as a cash flow hedge as defined by SFAS 133 and accordingly is recorded at its fair value (liability of $6.6 million at January 31, 2002) on the accompanying condensed consolidated balance sheet. The fair value of the swap at October 31, 2001 was $8.4 million and its change in fair value from November 1, 2001 to January 31, 2002 is reflected, net of tax, in OCI. The increase to OCI is attributable to gains on cash flow hedges during the three months ended January 31, 2002.

        An additional swap agreement has a notional principal amount of $100.0 million and matures in February 2003. The swap involves the exchange of the variable rate interest of 3-month LIBOR (receive) with a fixed LIBOR interest rate of 4.95% (pay). If the 3-month LIBOR is 6.25% or higher at any time during the agreement, the agreement is automatically terminated. However, the swap does not qualify for hedge accounting under SFAS 133. The fair value of the swap at October 31, 2001 was a liability of $3.5 million. Its fair value as of January 31, 2002 was a liability of $3.0 million and is included on the accompanying condensed consolidated balance sheet. The change in fair value is recorded in interest expense.

        The counter-parties to all of the Company's interest swap agreements are major financial institutions. The purpose of these swaps is to manage the Company's interest rate exposure on its variable rate borrowings. The amounts to be received or paid pursuant to these agreements are accrued and recognized through an adjustment to interest expense in the accompanying condensed consolidated statements of operations over the life of the agreements. During the three months ended January 31, 2002, the Company made net payments related to these swap agreements totaling $2.7 million. These amounts were recorded as increases to interest expense. Estimated net derivative losses of approximately $6.3 million included in OCI as of January 31, 2002, are expected to be reclassified into earnings, assuming no changes in relevant interest rates and as interest is paid, during the twelve months ending January 31, 2003.

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

        Reportable segment data for the quarters ended January 31, 2002 and 2001 are as follows:

	Resort	Real Estate	Consolidated
Quarter ended January 31, 2002
Revenues	$124,506	$4,929	$129,435
Income from operations	19,987	2,476	22,463
Quarter ended January 31, 2001
Revenues	120,499	2,129	122,628
Income from operations	21,699	645	22,344

        The Real Estate segment's identifiable assets were $1.9 million and $3.6 million at January 31, 2002 and October 31, 2001, respectively. All of the remaining assets of the Company are related to the Resort segment, other than the deferred income taxes, which is considered a corporate asset and is not identifiable to either segment. Substantially all of the Company's capital expenditures and depreciation and amortization expense relates to the Resort segment.

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

        The following summarize the more significant accounting and reporting policies and practices of the Company:

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

        Long-Lived Assets—Management reviews long-lived assets, including certain identifiable intangibles and goodwill, for possible impairment whenever events or circumstances indicate the carrying amount of an asset may not be recoverable. If there is an indication of impairment, management prepares an estimate of future cash flows (undiscounted and without interest charges) expected to result from the use of the asset and its eventual disposition. If these cash flows are less than the carrying amount of the asset, an impairment loss is recognized to write down the asset to its estimated fair value. The fair value is estimated at the present value of future cash flows discounted at a rate commensurate with management's estimate of the business risks. Real estate assets, if any, for which management has committed to a plan to dispose of the assets, whether by sale or abandonment, are reported at the lower of carrying amount or fair value less cost to sell. Preparation of estimated expected future cash flows is inherently subjective and is based on management's best estimate of assumptions concerning expected future conditions. No impairments were identified as of January 31, 2002.

        Management's assumption that its long-lived assets are not impaired at January 31, 2002 is based on management's estimates of future market conditions and cash flows. To the extent that management's assumptions regarding future cash flows and market conditions differ materially from actual cash flows and market conditions, the Company could have significant impairments of its property and equipment as well as other long-lived assets. These impairments, if any, could result in material write-downs of the Company's assets.

Consolidated Results of Operations

        Net income totaled $3.4 million and $3.7 million for the three months ended January 2002 and 2001, respectively. Income from operations totaled $22.5 million and $22.3 million in fiscal 2002 and 2001, respectively. The improvement in operating results from the three months ended January 31, 2001 ("2001 First Quarter") to the three months ended January 31, 2002 ("2002 First Quarter") relates to (i) increased sales by the real estate segment, which had $1.8 million higher operating income in the

2002 First Quarter as compared to the 2001 First Quarter, (ii) the recently completed acquisition of La Costa and (iii) a full three months of results of operations for the Biltmore in the 2002 First Quarter as compared to 41 days of operations for the Biltmore in the 2001 First Quarter. This improvement was partially offset by lower results by the Resort segment, which was impacted by the aftermath of the tragic events of September 11, 2001 and their impact on the hospitality industry. Additional information relating to the operating results for each business segment is set forth below.

Resort Segment

        Select operating data for the Company's resort segment for the quarters indicated is as follows:

	For the Three Months Ended January 31,
	2002	2001
	(In Thousands, Except Operating Statistics)
Resort revenue:
Rooms	$48,448	$48,209
Food and beverage	32,299	30,239
Golf fees	7,677	8,934
Dues and fees	7,180	5,978
Merchandise	5,664	6,128
Spa	7,479	6,703
Other	15,759	14,308

Total resort revenue	124,506	120,499
Resort operating income	19,987	21,699
Operating statistics:
Available room nights	422,580	342,874
Occupancy	49.9%	63.6%
ADR (average daily room rate)	$229.76	$221.12
RevPAR (revenue per available room night)	$114.65	$140.71

Three months ended January 31, 2002 (2002 First Quarter) as compared to the three months ended January 31, 2001 (2001 First Quarter).

        Resort revenues.    Resort revenues increased by $4.0 million or 3.3%, from $120.5 million in the 2001 First Quarter to $124.5 million in the 2002 First Quarter. The increase can be attributed to the acquisition of the La Costa on November 16, 2001. In addition, the Company acquired the Biltmore on December 22, 2000. These transactions were accounted for as purchases and accordingly the results of both La Costa and the Biltmore are included from the date of their respective acquisitions. Accordingly, the 2002 First Quarter includes approximately 2 1/2 months of La Costa's results and a full 3 months of Biltmore's results. By contrast, the 2001 First Quarter has 41 days of Biltmore results and does not include La Costa's results. The increase in revenue as a result of these acquisitions was offset by a reduction in revenues at the resorts owned by the Company for over one year. "Same stores" revenues decreased $13.8 million or 12.7% in the 2002 First Quarter as compared to the 2001 First Quarter. The decrease in "same stores" revenue can be attributed to the aftermath of the tragic events of September 11, 2001 and their impact on the hospitality industry. Industry conditions in the 2002 First Quarter had improved from the conditions immediately after 9/11, where travel came to a virtual halt with only a slight pick-up by the beginning of Fiscal 2002. However, occupancy for the 2002 First Quarter was approximately 50% or 10 to 20 points lower than typical rates during this time of year.

The lower occupancy had a direct impact on rooms revenue as well as other revenue categories as occupancy helps drive other revenue throughout the Company's resorts.

        Resort operating expenses.    With the exception of the cost of real estate sold, substantially all of the Company's operating expenses, including depreciation and amortization and the corporate fee, relate to the Resort segment. Operating expenses (excluding depreciation and amortization and the corporate fee) increased by $3.3 million, or 4.0%, from $82.4 million in the 2001 First Quarter to $85.7 in the 2002 First Quarter. The increase can be attributed to the acquisitions of La Costa and the Biltmore described above. Same stores operating expenses decreased $9.8 million, or 12.8%. The decrease can be attributed the restructuring and stringent cost mitigation plan the Company implemented across its resorts portfolio in response to the impact of 9/11. In the 2002 First Quarter, the Company met its goal of reducing operating expenses by 10-15%.

        Depreciation and amortization increased $3.1 million or 22.9%. The increase can be attributed primarily to the acquisitions of La Costa and the Biltmore, which added approximately $1.7 million in depreciation and amortization in the 2002 First Quarter, as well as fixed asset purchases and capital improvements across the Company's resorts totaling approximately $41.3 million since the end of the 2001 First Quarter. These increases in depreciation and amortization were offset by the Company's adoption of SFAS 142, as the Company ceased amortizing its goodwill effective November 1, 2001. Had the Company not adopted this statement, it would have recorded amortization of approximately $1.5 million in the 2002 First Quarter.

        Resort operating income.    Operating income decreased $1.7 million, or 7.9%, from $21.7 million in the 2001 First Quarter to $20.0 in the 2002 First Quarter due to the factors detailed above. Same stores operating income decreased $2.7 million, or 15.1%. The operating income margin for the resort segment was 16.1% in the 2002 First Quarter as compared to 18.0% in the 2001 First Quarter.

        Real estate operations.    Real estate revenue totaled $4.9 million in the 2002 First Quarter as compared to $2.1 million in the 2001 First Quarter, a quarter over quarter increase of $2.8 million. Operating income earned by the real estate segment increased $1.8 million from $0.7 million in the 2001 First Quarter to $2.5 million in the 2002 First Quarter. The resort segment completed the final installment of the sale of the Cherry Key parcel near the Grand Traverse Resort and Spa for $2.8 million. In addition, the real estate segment closed sales of three resort homes on a site adjacent to La Quinta Resort and Spa, for approximately $1.9 million in the 2002 First Quarter. In the 2001 First Quarter, the real estate segment closed sales of two resort homes for approximately $1.6 million.

        Net interest expense.    Net interest expense increased by $0.6 million or 3.8% from $16.0 million in the 2001 First Quarter to $16.6 million in the 2002 First Quarter. Interest expense for the 2002 First Quarter consisted primarily of interest on the Company's (i) $125.0 million 10.25% Senior Subordinated Notes due 2007; (ii) $275.0 million mortgage secured by the Grand Wailea Resort; (iii) Term A, Term B and Term C Notes drawn against the Company's Amended and Restated Credit Facility; (iv) $57.6 million mortgage secured by the Arizona Biltmore Resort and Spa; and (v) revolving borrowings under the Company's Amended and Restated Credit Facility. The increase in interest expense can be attributed to the Company's increased debt level due to the acquisition of the La Costa offset by lower average interest rates in the 2002 First Quarter.

        Income tax expense.    Income tax expense decreased to $2.3 million in the 2002 First Quarter from $2.5 million in the 2001 First Quarter due to the factors described above. The Company's effective tax rate for the 2002 First Quarter and 2001 First Quarter was 40.0%.

        Net income.    Net income decreased by $0.3 million or 7.9%, from $3.7 million in the 2001 First Quarter to $3.4 million in the 2002 First Quarter due to the factors described above.

Cash Flows, EBITDA and Adjusted EBITDA Analysis

        EBITDA and Adjusted EBITDA.    EBITDA and Adjusted EBITDA are calculated in accordance with Company's Amended and Restated Credit Facility. From the Company's perspective, EBITDA, net membership cash flow and other non-cash items, together as Adjusted EBITDA, provide the most meaningful measure of the recurring cash flow from the operations. In addition, the ratio of Adjusted EBITDA to Net Interest Expense reflects the Company's ability to meet its debt service requirements. EBITDA increased by $3.2 million or 8.9% from $35.8 million in the 2001 First Quarter to $39.0 million in the 2002 First Quarter, due primarily to the acquisitions of La Costa and Biltmore, as discussed above. Similarly, Adjusted EBITDA increased by $2.9 million or 7.2% from $40.1 million in the 2001 First Quarter to $43.0 million in the 2002 First Quarter, primarily due to the same factors that resulted in EBITDA increases. However, Adjusted EBITDA was negatively impacted by a 7.2% decrease in net membership deposits as membership "sales" were more difficult in the slower economic environment of the 2002 First Quarter.

        The following includes comparative financial information of the Company's Cash Flows from Operating, Investing and Financing Activities, EBITDA and Adjusted EBITDA for the three months ended January 31, 2002 and 2001:

	For the Three Months Ended January 31,
	2002	2001
Cash flows from operating activities	$22,892	$30,962
Cash flows from investing activities	(125,300)	(299,511)
Cash flows from financing activities	115,157	263,315
EBITDA(1)	$38,984	$35,783
Net Membership Deposits(2)	3,985	4,294
Non-cash items(3)	78	72

Adjusted EBITDA(4)	$43,047	$40,149

1)
EBITDA is defined as net income before (i) income tax expense; (ii) depreciation and amortization; and (iii) net interest expense. EBITDA is not defined as an alternative to profitability measures as determined under generally accepted accounting principles ("GAAP"), and it may not be comparable to similarly titled measures reported by other companies.

2)
Net Membership Deposits is defined as the amount of refundable membership deposits paid by new and upgraded resort club members and by existing members who have converted to new membership plans, in cash, plus principal payments in cash received on notes in respect thereof, minus the amount of any refunds paid in cash with respect to such deposits. These membership deposits are fully refundable upon: 1) demand by the member after thirty years in the program, 2) the sale of the member's home in the resort community when the home buyer purchases a new membership, 3) the member's withdrawal from the program and a request for a refund under the "Four-for-One" program, and 4) in case of a member's death, a request for refund by the surviving spouse. The Company accounts for membership deposits as "cash provided from financing activities" in its statements of cash flows and reports a long-term liability in its balance sheets equal to the amount of such membership deposits.

3)
Other non-cash charges (Income) and non-recurring items may consist of losses on Asset Disposals, gain on sale of subsidiary, non-recurring charges and non-cash membership related items.

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

        During the 2002 First Quarter, cash flow provided by operating activities was $22.9 million compared to $31.0 million in the 2001 First Quarter. As of January 31, 2002, the Company had cash and cash equivalents of $50.2 million (excluding restricted cash of $22.8 million). The Company's long-term debt at January 31, 2002 included (i) $125.0 million 10.25% Senior Subordinated Notes due 2007; (ii) a $275.0 million mortgage secured by the Grand Wailea Resort; (iii) Term A, Term B and Term C Notes totaling $269.3 million drawn against the Company's Amended and Restated Credit Facility; (iv) $183.5 million of revolving borrowings under the Company's Amended and Restated Credit Facility; and (v) $57.6 million mortgage secured by the Arizona Biltmore Resort and Spa. Capital expenditures totaled $6.1 million and $8.2 million for the 2002 First Quarter and the 2001 First Quarter, respectively. Although the Company has no material firm commitments for capital expenditures, the Company expects to invest significant capital in its Resort properties in the future to drive revenue growth.

        As of January 31, 2002, the Company had a revolving credit facility, which allowed for maximum borrowings of $239.6 million. Maximum borrowings under the revolving credit line decrease to $216.1 million in May 2002 and $186.6 million in May 2003. Borrowings under the credit facility bear interest at variable rates up to 2.875% above LIBOR or 1.875% above the syndication Agent's base rate. As of January 31, 2002 borrowings under the revolving credit facility were $183.5 million, bore interest at LIBOR plus 1.75% and mature on April 30, 2004.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

        The Company's most significant "market risk" exposure is the effect of changing interest rates. The Company manages its interest expense by using a combination of fixed and variable rate debt and interest rate cap and swap agreements. At January 31, 2002, the Company's debt consisted of approximately $125.0 million and $57.6 million of fixed rate debt at a weighted average interest rate of 10.25% and 8.25%, respectively, and $727.8 million of variable rate debt at a weighted average interest rate of 6.96%. The Company entered into interest swap agreements to reduce its exposure to interest rate fluctuations on its variable rate debt. As of January 31, 2002, the Company had swap agreements in effect with notional amounts totaling $275.0 million.

        The amount of variable rate debt fluctuates during the year based on the Company's cash requirements. If average interest rates were to increase one eighth of one percent for the three months ended January 31, 2002, the net impact on the Company's pre-tax earnings would have been approximately $0.1 million.

PART II. OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

        By Unanimous Written Consent of Shareholders in Lieu of Annual Meeting dated as of November 8, 2001, the following individuals were elected directors of the Company:

    Henry R. Kravis
    Paul E. Raether
    Michael S. Shannon
    George R. Roberts
    Michael T. Tokarz
    Larry E. Lichliter
    Paul M. Hazen

Item 6. Exhibits and Reports on Form 8-K

  (a)
  Exhibits

        None

  (b)
  Reports on Form 8-K

        None

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KSL RECREATION GROUP, INC.

Dated: March 18, 2002	By:	/s/ ERIC C. RESNICK Vice President, Chief Financial Officer and Treasurer

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