Form 10-Q
period 2002-04-30
KSL RECREATION GROUP INC
filed 2002-06-14
CIK 1041878

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES SECURITIES AND
EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended April 30, 2002.
OR
☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

Commission File Number 333-31025

KSL RECREATION GROUP, INC.
(Exact name of Registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	33-0747103 (IRS Employer ID Number)
50-905 Avenida Bermudas La Quinta, California (Address of principal executive offices)	92253 (Zip Code)

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

Shares outstanding of the Registrant's common stock
as of June 10, 2002
1,000

Class
Common Stock, $0.01 par value

KSL RECREATION GROUP, INC.
(a wholly owned subsidiary of KSL Recreation Corporation)

INDEX

Page
Part I. Financial Information
Item 1. Financial Statements (unaudited)
Condensed consolidated statements of income and comprehensive income for the three and six months ended April 30, 2002 and 2001	3
Condensed consolidated balance sheets, April 30, 2002 and October 31, 2001	4
Condensed consolidated statements of cash flows for the six months ended April 30, 2002 and 2001	5
Notes to condensed consolidated financial statements	6
Item 2. Management's discussion and analysis of financial condition and results of operations	13
Item 3. Quantitative and qualitative disclosures about market risk	20
Part II. Other Information
Item 4. Submission of Matters to a Vote of Security Holders	20
Item 6. Exhibits and Reports on Form 8-K	20
Signature	21

KSL RECREATION GROUP, INC.
(a wholly owned subsidiary of KSL Recreation Corporation)

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Unaudited)

	Three months ended April 30,		Six months ended April 30,
	2002	2001	2002	2001
	(in thousands, except share and per share data)
Revenues:
Resort	$170,573	$172,040	$295,079	$292,539
Real estate	1,666	14,016	6,595	16,145

Total revenues	172,239	186,056	301,674	308,684
Expenses:
Cost of real estate	—	11,121	2,332	12,503
Payroll and benefits	47,570	46,043	90,315	86,991
Other expenses	52,467	54,756	95,501	96,236
Depreciation and amortization	16,733	15,902	33,332	29,413
Corporate fee	2,764	2,962	5,026	5,925

Total operating expenses	119,534	130,784	226,506	231,068

Income from operations	52,705	55,272	75,168	77,616
Other income (expense):
Interest income	220	542	1,040	1,018
Interest expense	(18,908)	(20,381)	(36,370)	(36,893)
Other expense	(276)	(246)	(354)	(318)

Other expense, net	(18,964)	(20,085)	(35,684)	(36,193)

Income before income taxes	33,741	35,187	39,484	41,423
Income tax expense	13,497	14,075	15,794	16,569

Net income	$20,244	$21,112	$23,690	$24,854

Basic and diluted earnings per share	$20,244	$21,112	$23,690	$24,854

Weighted average number of shares	1,000	1,000	1,000	1,000

Comprehensive income:
Net income	$20,244	$21,112	$23,690	$24,854
Cumulative effect of change in accounting principle, net of tax	—	—	—	2,728
Change in fair value of derivative instruments, net of tax	273	(1,805)	1,351	(5,864)
Reclassification adjustments, net of tax	1,559	—	3,118	—

Other comprehensive income (loss)	1,832	(1,805)	4,469	(3,136)

Comprehensive income	$22,076	$19,307	$28,159	$21,718

See accompanying notes to consolidated financial statements.

KSL RECREATION GROUP, INC.
(a wholly owned subsidiary of KSL Recreation Corporation)

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

	April 30, 2002	October 31, 2001
	(in thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$76,575	$37,491
Restricted cash	14,936	10,726
Trade receivables, net of allowance for doubtful receivables of $1,208 and $993, respectively	46,556	21,513
Inventories	17,235	15,849
Current portion of notes receivable	10,434	7,207
Other receivables	1,140	1,171
Prepaid expenses and other current assets	5,324	2,339
Receivable from Parent	2,078	2,832
Deferred income taxes	4,636	4,636

Total current assets	178,914	103,764
Real estate under development	924	2,199
Property and equipment, net of accumulated depreciation of $203,976 and $175,602, respectively	1,024,991	944,057
Notes receivable, less current portion	7,126	7,298
Restricted cash, less current portion	6,968	7,216
Goodwill	121,876	121,876
Other intangible assets, net	200,019	169,988
Other assets	12,288	11,588

	$1,553,106	$1,367,986

LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
Accounts payable	$16,240	$14,704
Accrued liabilities	54,691	37,869
Accrued interest payable	4,188	2,753
Current portion of long-term debt	4,442	4,442
Current portion of obligations under capital leases	2,069	1,124
Customer and other deposits	28,353	27,446
Deferred income and other	10,303	7,502

Total current liabilities	120,286	95,840
Long-term debt, less current portion	909,968	797,047
Obligations under capital leases, less current portion	33,171	32,306
Other liabilities	10,911	23,771
Member deposits	170,183	149,271
Deferred income taxes	20,048	15,216
Commitments and contingencies
Stockholder's equity:
Common stock, $.01 par value, 25,000 shares authorized, 1,000 outstanding	—	—
Additional paid-in capital	258,843	252,998
Retained earnings	36,094	12,404
Accumulated other comprehensive loss, net of tax	(6,398)	(10,867)

Total stockholder's equity	288,539	254,535

	$1,553,106	$1,367,986

See accompanying notes to consolidated financial statements.

KSL RECREATION GROUP, INC.
(a wholly owned subsidiary of KSL Recreation Corporation)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	For the six months ended April 30,
	2002	2001
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$23,690	$24,854
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	33,332	29,413
Amortization of debt issuance costs	1,246	995
Provision for losses on trade and notes receivables	337	357
Change in deferred taxes	2,210	622
Loss on disposal of assets	215	171
Changes in operating assets and liabilities, net of effects from acquisition:
Trade receivables	(22,685)	(10,207)
Inventories	446	(665)
Prepaid expenses and other current assets	(2,939)	(2,045)
Notes receivable	966	63
Other receivables	31	(807)
Other assets	(705)	1,073
Accounts payable	(3,956)	694
Accrued liabilities	13,076	15,703
Accrued interest payable	1,435	1,628
Deferred income, customer and other deposits	1,583	5,971
Other liabilities	76	83

Net cash provided by operating activities	48,358	67,903
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of business, net of cash acquired	(115,592)	(286,075)
Purchases of property and equipment	(11,952)	(16,139)
Restricted cash	(3,962)	(4,329)
Proceeds from disposal of assets	33	25
Sale of real estate under development	1,377	10,469
Investment in real estate under development	(102)	(6,104)

Net cash used in investing activities	(130,198)	(302,153)
CASH FLOWS FROM FINANCING ACTIVITIES:
Revolving line of credit borrowings	128,000	126,500
Revolving line of credit payments	(61,500)	(75,500)
Principal payments on long-term debt and obligations under capital leases	(4,003)	(2,173)
Proceeds on borrowings of note payable	50,000	175,000
Member deposits and collections on member notes receivable	13,932	16,013
Membership refunds	(4,978)	(5,317)
Receivable from Parent	754	(1,373)
Debt financing costs	(1,281)	(4,905)

Net cash provided by financing activities	120,924	228,245

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	39,084	(6,005)
CASH AND CASH EQUIVALENTS, beginning of period	37,491	16,567

CASH AND CASH EQUIVALENTS, end of period	$76,575	$10,562

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid (net of amounts capitalized)	$29,400	$34,270

Income taxes paid	$281	$429

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

        The adoption of SFAS 133 on November 1, 2000, resulted in recognition of a derivative asset of $4.6 million. The cumulative effect of the change in accounting for derivatives and hedging activities, net of tax, of $2.7 million was recognized in "Other Comprehensive Income" ("OCI"). This change in accounting also resulted in recognition of derivative gains/(losses), net of income taxes, of $4.5 million and ($5.9) million during the six-months ended April 30, 2002 and 2001, respectively, which were included in OCI. In addition, $5.8 million was charged to earnings during the six-months ended April 30, 2002.

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

        Change in Accounting for Business Combinations and Goodwill and Other Intangible Assets—In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS 141, "Business Combinations" and SFAS 142, "Goodwill and Other Intangible Assets". SFAS 141 requires that all business combinations be accounted for using the purchase method and provides new criteria for recording intangible assets separately from goodwill. Existing goodwill and intangible assets will be evaluated against this new criteria, which may result in certain intangible assets being subsumed into goodwill. SFAS 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets. Goodwill and other intangible assets that have indefinite useful lives will not be amortized into results of operations, but instead will be tested at least annually for impairment and written down when impaired. The Company elected to early adopt the provisions of each statement, which apply to goodwill and intangible assets acquired prior to June 30, 2001 effective November 1, 2001. However, SFAS 142 was immediately applicable to any goodwill and other intangible assets the Company acquired after June 30, 2001. Upon adoption, the Company ceased amortizing goodwill against its results of operations. In addition, the Company reassessed the useful lives of its other intangible assets and determined that such other intangible assets are deemed to have a definite useful life because their related future cash flows are closely associated with the operations, level of future maintenance expenditures, and the useful lives of the individual resort to which they relate. Under SFAS 142, the Company completed a goodwill transition impairment test, and no impairment was identified.

        The impact that the adoption of SFAS 142 had on net income and net income per share for the three and six months ended April 30, 2002 and 2001 is as follows:

	Three months ended April 30,		Six months ended April 30,
	2002	2001	2002	2001
	(in thousands, except per share data)
Reported net income for the period	$20,244	$21,112	$23,690	$24,854
Add back: Goodwill amortization, net of tax	—	742	—	1,485

Adjusted net income for the period	$20,244	$21,854	$23,690	$26,339

Basic and diluted net income per share—
Reported net income for the period	$20,244	$21,112	$23,690	$24,854

Adjusted net income for the period	$20,244	$21,854	$23,690	$26,339

        There was no goodwill acquired or any goodwill impairment losses recognized during the three and six months ended April 30, 2002.

        The gross carrying amount and accumulated amortization of the Company's other intangible assets as of April 30, 2002 and October 31, 2001 are as follows:

	April 30, 2002			October 31, 2001
Intangible Asset (Weighted- Average Amortization Period)	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
	(in thousands)
Trade names (23 years)	$108,624	$7,986	$100,638	$91,432	$5,584	$85,848
Management contracts (20 years)	41,384	4,067	37,317	26,872	3,045	23,827
Golf rights (25 years)	25,775	1,375	24,400	25,775	859	24,916
Membership contracts (15 years)	16,207	2,929	13,278	13,136	2,396	10,740
Debt issue costs (10 years)	16,464	6,952	9,512	15,183	5,706	9,477
Lease agreements (25 years)	19,667	4,793	14,874	19,667	4,487	15,180

Total	$228,121	$28,102	$200,019	$192,065	$22,077	$169,988

        Amortization expense recorded on the intangible assets for the six months ended April 30, 2002 and for the year ended October 31, 2001 was $6.0 million and $8.8 million, respectively. As a result of adoption, there have been no changes to amortizable lives or methods. The estimated amortization expense for each of the five succeeding fiscal years is as follows:

For the year ended October 31,	(in thousands)
2002	$12,277
2003	12,488
2004	12,488
2005	11,353
2006	10,830

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

        On November 16, 2001, the Company, through KSL La Costa Corporation, a wholly-owned subsidiary, acquired certain assets and assumed certain liabilities comprising the La Costa Resort & Spa ("La Costa"), located in Carlsbad, California, pursuant to an agreement of purchase and sale, dated October 31, 2001, between La Costa Hotel and Spa Corporation ("Seller") and an independent third party ("Agreement"). The Agreement was assigned on November 1, 2001 to KSL La Costa Corporation. The purchase price of the Property was $120.0 million (excluding transaction costs of approximately $4.2 million, membership liabilities of $8.8 million and a positive working capital purchase price adjustment of $8.5 million). The acquisition was completed to further the Company's strategy of acquiring unique and irreplaceable resorts, and was accounted for using the purchase method of accounting. Accordingly, the operating results of La Costa have been included in the Company's consolidated financial statements since acquisition. The Company financed the acquisition with existing cash and debt issued under its Amended and Restated Credit Agreement.

        The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition of La Costa. The Company is in the process of finalizing the valuation of certain assumed membership liabilities; thus, the allocation of the purchase price is subject to refinement.

2002
(in thousands)
Current assets	$4,573
Property, plant, and equipment	96,375
Intangible assets	34,776
Other assets	861

Total assets acquired	136,585
Current liabilities	(11,363)
Membership liabilities and obligations under capital leases	(9,630)

Total liabilities assumed	(20,993)
Net assets acquired	$115,592

        The acquired intangible assets consisted of trade name of $17.2 million, management contract of $14.5 million and club membership programs of $3.1 million and are being amortized using the straight-line method over a weighted average useful life of 15 years.

        The following are the Company's unaudited pro forma consolidated results of operations for the six months ended April 30, assuming the Biltmore and La Costa transactions occurred as of November 1, 2000:

	2002	2001
	(in thousands, except per share data)
Revenues	$303,566	$349,982
Income before income taxes	38,735	41,770
Net income	23,241	25,062
Net income per share — basic and diluted	23,241	25,062

        The unaudited pro forma results do not necessarily represent results that would have occurred if the acquisitions had taken place as of the beginning of the fiscal periods presented, nor do they purport to be indicative of the results that will be obtained in the future.

NOTE 3. Long-term Debt and Restricted Cash

        Concurrent with the acquisition of the Biltmore on December 22, 2000, the Company amended its credit facility. The Amended and Restated Credit Facility allows for maximum borrowings of $529.3 million, including Term A and Term B loans of $47.5 million each, a Term C loan of $173.3 million and maximum borrowings under a revolving credit facility of $239.6 million, decreasing to $216.1 million and $186.6 million in May 2002 and 2003, respectively. Borrowings under the Amended and Restated Credit Facility as of April 30, 2002 bear interest at variable rates up to 2.875% above LIBOR or 1.875% above the syndication Agent's base rate. The Company paid approximately $4.9 million in financing costs in connection with such amendment, which is being amortized over the remaining life of the Amended and Restated Credit Facility. The Company's outstanding borrowings under the revolving credit line were $139.0 million at April 30, 2002. The terms of the Company's credit facility, including the revolving credit line, contain certain financial covenants. The Company was in compliance with the required financial covenants of the credit facility and other debt instruments at April 30, 2002.

        In April 2002, La Costa entered into a Mortgage Loan Agreement with Wells Fargo Bank, NA. The loan agreement allows for maximum borrowings of $60.0 million, based on certain financial calculations, and bears interest at LIBOR plus 2.375%. As of April 30, 2002, the loan amount outstanding was $50.0 million.

        In March 1999, the Company entered into an interest rate swap agreement to hedge the effects of changes in interest rates. The swap was designated as a cash flow hedge as defined by SFAS 133. The Company does not use derivative financial instruments for trading purposes. As required by SFAS 133, the swap was recorded at its fair value on the accompanying condensed consolidated balance sheet, with the change in the swap's carrying value, net of tax, from November 1, 2000 to October 31, 2001 being reflected in OCI. The swap involved the exchange of the variable interest rate of 30 day LIBOR (receive) with a fixed LIBOR interest rate of 5.57% (pay). This interest rate swap agreement was denominated in dollars, had a notional principal amount of $270.0 million and matures in November 2002. The counter-parties to the interest swap agreement were two major financial institutions. The amounts to be received or paid pursuant to this agreement were accrued and recognized through an adjustment to interest expense in the accompanying condensed consolidated statements of operations over the life of the agreement. Effective November 1, 2001, the Company, KSL Recreation Corporation (the Parent) and the swap counter party executed agreements to substitute the Parent for the Company as the contractual party to this interest rate swap agreement as part of the Company's overall risk management policy. As a result of this transaction, the fair value of the swap liability of $9.8 million has been assumed by the Parent, and the reduction in the swap liability, net of tax, has been accounted for as a contribution of capital by the Parent. The Company has discontinued hedge accounting for this swap and the net loss relating to this swap shall remain in accumulated other comprehensive loss and be reclassified into earnings as interest expense over the remaining term of the hedged debt obligation. The Company's additional paid in capital increased $5.9 million, deferred tax assets decreased by $3.9 million, and other long-term liabilities decreased by $9.8 million. During the six month period ended April 30, 2002, the Company reclassed approximately $5.2 million from OCI into interest expense related to this swap.

        In February 2001, the Company entered into additional interest rate swap agreements to hedge the effects of changes in interest rates on the Company's variable rate debt, which increased significantly concurrent with the Biltmore acquisition. One agreement has a notional principal amount of $175.0 million and matures in February 2004. However, the counter-party to this agreement can, at its discretion, terminate the agreement in February 2003. The swap involves the exchange of the variable interest rate of 3-month LIBOR (receive) with a fixed LIBOR interest rate of 4.95% (pay). This swap is designated as a cash flow hedge as defined by SFAS 133 and accordingly is recorded at its fair value (liability of $6.1 million at April 30, 2002) on the accompanying condensed consolidated balance sheet. The fair value of the swap at October 31, 2001 was $8.4 million and its change in fair value from November 1, 2001 to April 30, 2002 is reflected, net of tax, in OCI. The increase to OCI is attributable to gains on cash flow hedges during the six months ended April 30, 2002.

        An additional swap agreement has a notional principal amount of $100.0 million and matures in February 2003. The swap involves the exchange of the variable rate interest of 3-month LIBOR (receive) with a fixed LIBOR interest rate of 4.95% (pay). If the 3-month LIBOR is 6.25% or higher at any time during the agreement, the agreement is automatically terminated. However, the swap does not qualify for hedge accounting under SFAS 133. The fair value of the swap at October 31, 2001 was a liability of $3.5 million. Its fair value as of April 30, 2002 was a liability of $2.6 million and is included on the accompanying condensed consolidated balance sheet. The change in fair value is recorded in interest expense.

        The counter-parties to all of the Company's interest rate swap agreements are major financial institutions. The purpose of these swaps is to manage the Company's interest rate exposure on its variable rate borrowings. The amounts to be received or paid pursuant to these agreements are accrued and recognized through an adjustment to interest expense in the accompanying condensed consolidated statements of operations over the life of the agreements. During the six months ended April 30, 2002, the Company made net payments related to these swap agreements totaling $5.8 million. These amounts were recorded as increases to interest expense. Estimated net derivative losses of approximately $3.1 million included in OCI as of April 30, 2002, are expected to be reclassified into earnings, assuming no changes in relevant interest rates and as interest is paid, during the twelve months ending April 30, 2003.

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

        The accounting policies of the Company's operating segments are the same as those described in Note 1, Organization and Accounting Policies. The Company evaluates performance based on stand-alone segment income reduced by direct expenses. Because the Company does not evaluate performance based on segment net income at the operating segment level, the Company's non-operating expenses are not tracked internally by segment. Therefore, such information is not presented.

        Reportable segment data for the three and six months ended April 30, 2002 and 2001 are as follows:

	Three months ended April 30,		Six months ended April 30,
	2002	2001	2002	2001
Resort
Revenues	$170,573	$172,040	$295,079	$292,539
Income from Operations	51,088	52,856	71,075	74,555
Real Estate
Revenues	1,666	14,016	6,595	16,145
Income from Operations	1,617	2,416	4,093	3,061
Consolidated
Revenues	172,239	186,056	301,674	308,684
Income from Operations	52,705	55,272	75,168	77,616

        The Real Estate segment's identifiable assets were $1.6 million and $3.6 million at April 30, 2002 and October 31, 2001, respectively. All of the remaining assets of the Company are related to the Resort segment, other than the deferred income taxes, which is considered a corporate asset and is not identifiable to either segment. Substantially all of the Company's capital expenditures and depreciation and amortization expense relates to the Resort segment.

NOTE 5. Subsequent Events

        Subsequent to April 30, 2002, the Company refinanced its $275.0 million mortgage at Grand Wailea. The new mortgage matures in 3 years with two 12-month extensions available at the Company's option. The mortgage bears interest at LIBOR plus 2.75% and increases to LIBOR plus 3.00% in February 2003, LIBOR plus 3.25% in May 2003, LIBOR plus 3.50% in August 2003 and LIBOR plus 3.75% in November 2003. This refinanced debt is secured by the assets of Grand Wailea.

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

Critical Accounting Policies

        The following summarize the more significant accounting and reporting policies and practices of the Company:

        Revenue Recognition—Revenues related to dues and fees are recognized as income in the period in which the service is provided. Rooms, food and beverage, golf, merchandise, spa and other revenues are recognized at the time of delivery of products or rendering of service.

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

        Long-Lived Assets—Management reviews long-lived assets, including certain identifiable intangibles and goodwill, for possible impairment whenever events or circumstances indicate the carrying amount of an asset may not be recoverable. If there is an indication of impairment, management prepares an estimate of future cash flows (undiscounted and without interest charges) expected to result from the use of the asset and its eventual disposition. If these cash flows are less than the carrying amount of the asset, an impairment loss is recognized to write down the asset to its estimated fair value. The fair value is estimated at the present value of future cash flows discounted at a rate commensurate with management's estimate of the business risks. Real estate assets, if any, for which management has committed to a plan to dispose of the assets, whether by sale or abandonment, are reported at the lower of carrying amount or fair value less cost to sell. Preparation of estimated expected future cash flows is inherently subjective and is based on management's best estimate of assumptions concerning expected future conditions. No impairments were identified as of April 30, 2002.

        Management's assumption that its long-lived assets are not impaired at April 30, 2002 is based on management's estimates of future market conditions and cash flows. To the extent that management's assumptions regarding future cash flows and market conditions differ materially from actual cash flows and market conditions, the Company could have significant impairments of its property and equipment as well as other long-lived assets. These impairments, if any, could result in material write-downs of the Company's assets.

        See Note 1 regarding recently issued accounting pronouncements.

Consolidated Results of Operations

        Net income totaled $20.2 million for the three months ended April 30, 2002 ("2002 Second Quarter") as compared to $21.1 million for the three months ended April 30, 2001 ("2001 Second

Quarter"). For the six months ended April 30, 2002 ("2002 Six Months") net income totaled $23.7 million compared with $24.9 million for the six months ended April 30, 2001 ("2001 Six Months"). Income from operations totaled $52.7 million in the 2002 Second Quarter and $55.3 million in the 2001 Second Quarter. Similarly, income from operations decreased to $75.2 million in the 2002 Six Months from $77.6 million in the 2001 Six Months. The decline in operating results from the 2001 Second Quarter to the 2002 Second Quarter as well as from the 2001 Six Months to the 2002 Six Months relates primarily to the Resort segment, which was impacted by the aftermath of the tragic events of September 11, 2001 and their impact on the hospitality industry. Operating income for the Resort segment was also lower due to the operating loss of $1.2 million after depreciation and amortization at La Costa from November 16, 2001 (the date of acquisition) until April 30, 2002. This decline was partially offset by a full six months of results of operations for the Biltmore in 2002 as compared to 130 days of operations for the Biltmore in 2001. Additional information relating to the operating results for each business segment is set forth below.

Resort Segment

        Select operating data for the Company's resort segment for the quarters indicated is as follows:

	Three months ended April 30,		Six months ended April 30,
	2002	2001	2002	2001
	(in thousands, except operating statistics)
Resort revenue:
Rooms	$68,967	$69,939	$117,415	$118,148
Food and beverage	44,098	43,585	76,397	73,824
Golf fees	11,086	11,702	18,763	20,636
Dues and fees	7,505	6,359	14,685	12,337
Merchandise	7,952	8,398	13,616	14,526
Spa	8,814	8,614	16,293	15,317
Other	22,151	23,443	37,910	37,751

Total resort revenue	$170,573	$172,040	$295,079	$292,539
Resort operating income	$51,088	$52,856	$71,075	$74,555
Operating statistics:
Available room nights	415,410	369,606	837,990	712,480
Occupancy	65.6%	72.3%	58.0%	68.0%
ADR (average daily room rate)	$252.47	$261.37	$240.82	$242.92
RevPAR (revenue per available room)	$165.67	$188.97	$139.57	$165.15

        Resort revenues.    Resort revenues decreased by $1.6 million or 0.9%, from $172.0 million in the 2001 Second Quarter to $170.6 million in the 2002 Second Quarter. In addition, resort revenues increased $2.6 million or 0.9% from $292.5 million in the 2001 Six Months to $295.1 million in the 2002 Six Months. Revenues at the resorts owned by the Company for over one year, "same stores" revenues, decreased $10.6 million or 6.2% in the 2002 Second Quarter as compared to the 2001 Second Quarter. Similarly, "same stores" revenues decreased $21.9 million or 8.9% in the 2002 Six Months as compared to the 2001 Six Months. These decreases can be attributed to the aftermath of the tragic events of September 11, 2001 and their impact on the hospitality industry. In the aftermath of September 11th, occupancy for the 2002 Second Quarter and 2002 Six Months was approximately 66% and 58%, respectively, or 5 to 10 points lower than typical rates during these periods. The lower revenue and occupancy were also impacted by up to 230 rooms "out of order" for renovations at Doral during the 2002 Six Months and the 2002 Second Quarter. The lower occupancy had a direct impact on rooms revenue as well as other revenue categories as occupancy helps drive other revenue throughout the Company's resorts.

        The decrease in "same stores" revenue in the 2002 Second Quarter and the 2002 Six Months was offset by an increase in revenue from the acquisitions of La Costa on November 16, 2001 and the Biltmore on December 22, 2000. These transactions were accounted for as purchases and accordingly the results of both La Costa and the Biltmore are included from the date of their respective acquisitions. Accordingly, the 2002 Second Quarter and 2002 Six Months includes approximately 2 1/2 months and 5 1/2 months, respectively, of La Costa's results and a full 3 and 6 months, respectively, of Biltmore's results. By contrast, the 2001 Second Quarter and 2002 Six Months has 3 months and 4 1/2 months, respectively, of Biltmore's results and does not include La Costa's results.

        Resort operating expenses.    With the exception of the cost of real estate sold, substantially all of the Company's operating expenses, including depreciation and amortization and the corporate fee, relate to the Resort segment. Operating expenses (excluding depreciation and amortization and the corporate fee) decreased by $0.4 million, or 0.5%, from $100.3 million in the 2001 Second Quarter to $99.9 million in the 2002 Second Quarter. In addition, operating expenses (excluding depreciation and amortization and the corporate fee) increased $3.0 million or 1.6% from $182.6 million in the 2001 Six Months to $185.6 million in the 2002 Six Months. "Same stores" operating expenses decreased $6.4 million or 6.5% in the 2002 Second Quarter as compared to the 2001 Second Quarter. Similarly, "same stores" operating expenses decreased $15.8 million or 10.0% in the 2002 Six Months as compared to the 2001 Six Months. These decreases can be attributed to the restructuring and stringent cost mitigation plan the Company implemented across its resorts portfolio in response to the impact of 9/11. The decrease in "same stores" operating expenses in the 2002 Second Quarter as well as the 2002 Six Months was offset by an increase in operating expenses due to the acquisitions of La Costa and the Biltmore described above.

        Depreciation and amortization increased $0.8 million or 5.2% from $15.9 million in the 2001 Second Quarter to $16.7 million in the 2002 Second Quarter. The 2002 Six Months depreciation and amortization totaled $33.3 million, a $3.9 million or 13.3% increase from the 2001 Six Months. The increase can be attributed primarily to the acquisitions of La Costa and the Biltmore, which added approximately $1.7 million and $3.4 million in depreciation and amortization in the 2002 Second Quarter and 2002 Six Months, respectively, as well as fixed asset purchases and capital improvements across the Company's resorts. These increases in depreciation and amortization were offset by the Company's adoption of SFAS 142, as the Company ceased amortizing its goodwill effective November 1, 2001. Had the Company not adopted this statement, it would have recorded amortization of approximately $1.5 million and $3.0 million in the 2002 Second Quarter and Six Months, respectively.

        Resort operating income.    Operating income decreased $1.8 million, or 3.3%, from $52.9 million in the 2001 Second Quarter to $51.1 million in the 2002 Second Quarter; similarly, operating income of $71.1 million in the 2002 Six Months was a decrease of $3.5 million or 4.7% from the 2001 Six Months. These decreases can be attributed to the factors detailed above. The operating income margin for the resort segment was 30.0% and 24.1% in the 2002 Second Quarter and 2002 Six Months, respectively, as compared to 30.7% and 25.5% in the 2001 Second Quarter and 2001 Six Months, respectively.

        Real estate operations.    Real estate revenue totaled $1.7 million in the 2002 Second Quarter as compared to $14.0 million in the 2001 Second Quarter, a decrease of $12.3 million; similarly, real estate revenue of $6.6 million in the 2002 Six Months was a decrease of $9.6 from the 2001 Six Months. Operating income earned by the real estate segment decreased $0.8 million from $2.4 million in the 2001 Second Quarter to $1.6 million in the 2002 Second Quarter, while real estate operating income for the 2002 Six Months was $4.1 million, a $1.0 million increase from the 2001 Six Months. The Company received the final installment in connection with the sale of the Cherry Key parcel near the Grand Traverse Resort and Spa for $2.8 million in the 2002 Six Months. Additionally, a contingency was satisfied related to the sale of a land parcel near La Quinta Resort and Spa in the 2002 Six

Months and the 2002 Second Quarter, and $1.4 million in revenue and operating income was recognized. In addition, the real estate segment closed sales of three resort homes on a site adjacent to La Quinta Resort and Spa, for approximately $1.9 million in the 2002 Six Months, with none closing in the 2002 Second Quarter. The Company had one resort home remaining in its real estate under development at April 30, 2002. In the 2001 Six Months, the real estate segment closed sales of twenty-one resort homes for approximately $14.7 million, with nineteen of these sales closing in the 2001 Second Quarter.

        Net interest expense.    Net interest expense decreased by $1.1 million or 5.8% from $19.8 million in the 2001 Second Quarter to $18.7 million in the 2002 Second Quarter. Net interest expense totaled $35.3 million for the 2002 Six Months, a decrease of $0.5 million or 1.5% from the $35.8 million in the 2001 Six Months. Interest expense for the 2002 Second Quarter and 2002 Six Months consisted primarily of interest on the Company's (i) $125.0 million 10.25% Senior Subordinated Notes due 2007; (ii) $275.0 million mortgage secured by the Grand Wailea Resort; (iii) Term A, Term B and Term C Notes drawn against the Company's Amended and Restated Credit Facility; (iv) $57.2 million mortgage secured by the Arizona Biltmore Resort and Spa; (v) $50.0 million mortgage secured by the La Costa Resort and Spa; and (vi) revolving borrowings under the Company's Amended and Restated Credit Facility. The decrease in interest expense can be attributed to lower average interest rates in the 2002 Second Quarter and the 2002 Six Months, offset by the Company's increased debt level due to the acquisition of La Costa.

        Income tax expense.    Income tax expense decreased to $13.5 million in the 2002 Second Quarter from $14.1 million in the 2001 Second Quarter; similarly income tax expense decreased to $15.8 million in the 2002 Six Months from $16.6 million in the 2001 Six Months due to the factors described above. The Company's effective tax rate for the 2002 and 2001 Second Quarter and 2002 and 2001 Six Months was 40.0%.

        Net income.    Net income decreased $0.9 million or 4.1%, from $21.1 million in the 2001 Second Quarter to $20.2 million in the 2002 Second Quarter; similarly net income decreased $1.2 million or 4.7%, from $24.9 million in the 2001 Six Months to $23.7 million in the 2002 Six Months due to the factors described above.

Cash Flows, EBITDA and Adjusted EBITDA Analysis

        The following includes comparative financial information of the Company's EBITDA and Adjusted EBITDA for the three and six months ended April 30, 2001 and 2000:

	Three months ended April 30,		Six months ended April 30,
	2002	2001	2002	2001
	(in thousands, except share and per share data)
Cash flows from operating activities	$25,466	$36,941	$48,358	$67,903
Cash flows from investing activities	(4,898)	(2,642)	(130,198)	(302,153)
Cash flows from financing activities	5,767	(35,070)	120,924	228,245
EBITDA (1)	$69,162	$70,928	$108,146	$106,711
Net Membership Deposits (2)	5,221	6,691	9,206	10,985
Non-cash items (3)	276	1,396	354	1,468

Adjusted EBITDA (4)	$74,659	$79,015	$117,706	$119,164

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

3)
Other non-cash charges (Income) and non-recurring items consist of losses on Asset Disposals, non-recurring charges and non-cash membership related items.

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

        EBITDA and Adjusted EBITDA.    EBITDA and Adjusted EBITDA are calculated in accordance with Company's Amended and Restated Credit Facility. From the Company's perspective, EBITDA, net membership cash flow and other non-cash items, together as Adjusted EBITDA, provide the most meaningful measure of the recurring cash flow from the operations. In addition, the ratio of Adjusted EBITDA to Net Interest Expense reflects the Company's ability to meet its debt service requirements. EBITDA decreased by $1.8 million or 2.5% from $70.9 million in the 2001 Second Quarter to $69.1 million in the 2002 Second Quarter. In the 2002 Six Months, EBITDA was $108.2 million, an increase of $1.4 million or 1.3% from $106.7 million, due largely to the acquisitions of La Costa and the Biltmore, partially offset by the weakness in the travel industry as discussed above.

        Adjusted EBITDA decreased by $4.3 million or 5.5% from $79.0 million in the 2001 Second Quarter to $74.7 million in the 2002 Second Quarter. In the 2002 Six Months, Adjusted EBITDA was $117.7 million, a decrease of $1.5 million or 1.2% from the same period in the prior year. These decreases reflect the changes in EBITDA discussed above partially offset by the decline in net membership deposits in the 2002 Second Quarter and 2002 Six Months. However, Adjusted EBITDA

was negatively impacted by a 22.0% and 16.2% decrease in net membership deposits in the 2002 Second Quarter and 2002 Six Months, respectively, as membership "sales" were more difficult in the slower economic environment in the current year.

Supplemental Pro Forma Consolidated Results of Operations

        On December 22, 2000, the Company, through a wholly-owned subsidiary, acquired certain assets and assumed certain liabilities comprising the Arizona Biltmore Resort & Spa, located in Phoenix, Arizona. On November 16, 2001, the Company, through a wholly-owned subsidiary, acquired certain assets and assumed certain liabilities comprising La Costa Resort & Spa, located in Carlsbad, California. These acquisitions were accounted for using the purchase method of accounting. Accordingly, the operating results of the Biltmore and La Costa have been included in the Company's consolidated financial statements since acquisition. The Company financed the acquisitions with existing cash and debt issued under its Amended and Restated Credit Agreement.

        The following is the Company's unaudited pro forma comparative financial information and pro forma operating statistics for the three and six months ended April 30, assuming the Biltmore and La Costa transactions occurred as of November 1, 2000:

	Three months ended April 30,		Six months ended April 30,
	2002	2001	2002	2001
	(in thousands, except operating statistics)
Revenues	$172,242	$199,785	$303,566	$349,982
Net income	$20,244	$23,154	$23,241	$25,062
EBITDA	$69,439	$75,237	$108,676	$119,927
Adjusted EBITDA	$74,659	$82,390	$117,882	$131,677
Operating statistics:
Occupancy	65.6%	71.1%	57.7%	66.7%
ADR (average daily room rate)	$252.47	$257.11	$240.48	$239.08
RevPAR (revenue per available room)	$165.62	$182.81	$138.76	$159.47

        The unaudited pro forma results above are presented for informational purposes only and do not necessarily represent results that would have occurred if the acquisitions had taken place as of the beginning of the fiscal periods presented, nor do they purport to be indicative of the results that will be obtained in the future.

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

        During the 2002 Six Months, cash flow provided by operating activities was $48.4 million compared to $67.9 million in the 2001 Six Months. As of April 30, 2002, the Company had cash and cash equivalents of $76.6 million (excluding restricted cash of $21.9 million). The Company's long-term debt at April 30, 2002 included (i) $125.0 million 10.25% Senior Subordinated Notes due 2007; (ii) a $275.0 million mortgage secured by the Grand Wailea Resort; (iii) Term A, Term B and Term C Notes totaling $268.3 million drawn against the Company's Amended and Restated Credit Facility;

(iv) $139.0 million of revolving borrowings under the Company's Amended and Restated Credit Facility; (v) $57.6 million mortgage secured by the Arizona Biltmore Resort and Spa; and (vi) $50.0 million mortgage secured by the La Costa Resort and Spa. Capital expenditures totaled $12.0 million and $16.1 million for the 2002 Six Months and the 2001 Six Months, respectively. Although the Company has no material firm commitments for capital expenditures, the Company expects to invest significant capital in its Resort properties in the future to drive revenue growth and to remain competitive in each of the Company's Resorts' geographical markets

        As of April 30, 2002, the Company had a revolving credit facility, which allowed for maximum borrowings of $239.6 million. Maximum borrowings under the revolving credit line decrease to $216.1 million in May 2002 and $186.6 million in May 2003. Borrowings under the credit facility bear interest at variable rates up to 2.875% above LIBOR or 1.875% above the syndication Agent's base rate. As of April 30, 2002 borrowings under the revolving credit facility were $139.0 million, bore interest at LIBOR plus 1.75% and mature on April 30, 2004.

        Subsequent to April 30, 2002, the Company refinanced its $275.0 million mortgage at Grand Wailea. The new mortgage matures in 3 years with two 12-month extensions available at the Company's option. The mortgage bears interest at LIBOR plus 2.75% and increases to LIBOR plus 3.00% in February 2003, LIBOR plus 3.25% in May 2003, LIBOR plus 3.50% in August 2003 and LIBOR plus 3.75% in November 2003.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

        The Company's most significant "market risk" exposure is the effect of changing interest rates. The Company manages its interest expense by using a combination of fixed and variable rate debt and interest rate cap and swap agreements. At April 30, 2002, the Company's debt consisted of approximately $125.0 million and $57.2 million of fixed rate debt at a weighted average interest rate of 10.25% and 8.25%, respectively, and $732.3 million of variable rate debt at a weighted average interest rate of 5.45%. The Company entered into interest swap agreements to reduce its exposure to interest rate fluctuations on its variable rate debt. As of April 30, 2002, the Company had swap agreements in effect with notional amounts totaling $275.0 million.

        The amount of variable rate debt fluctuates during the year based on the Company's cash requirements. If average interest rates were to increase one eighth of one percent for the six months ended April 30, 2002, the net impact on the Company's pre-tax earnings would have been approximately $0.2 million.

PART II. OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

        No matters were submitted to a vote of Security Holders of the Company during the quarter ended April 30, 2002.

Item 6. Exhibits and Reports on Form 8-K

        (a) Exhibits

        None

        (b) Reports on Form 8-K

  On March 21, 2002, Amendment No. 2 on Form 8-K/A was filed to amend a Form 8-K filing dated January 8, 2001. The Form 8-K filing reported the acquisition of certain assets and the assumption of certain liabilities comprising the Arizona Biltmore Resort & Spa pursuant to an agreement of purchase and sale between Biltmore Hotel Partners, LLLP, an Arizona limited liability limited partnership, and the Company, through KSL Biltmore Resort, Inc, an indirect wholly-owned subsidiary of the Company. The acquisition closed December 22, 2000. The Form 8-K/A filing included pro forma financial information and financial statements.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KSL RECREATION GROUP, INC.
Dated: June 14, 2002	By:	/s/ ERIC C. RESNICK Vice President, Chief Financial Officer and Treasurer

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