Form 10-Q
period 2002-07-31
KSL RECREATION GROUP INC
filed 2002-09-16
CIK 1041878

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended July 31, 2002.

OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

Commission File Number 333-31025

KSL RECREATION GROUP, INC.
(Exact name of Registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	33-0747103 (IRS Employer ID Number)
50-905 Avenida Bermudas La Quinta, California (Address of principal executive offices)	92253 (Zip Code)

760/564-8000
(Registrant's telephone number, including area code)

N/A
(Former name, address and fiscal year, if changed since last report)

        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Shares outstanding of the Registrant's common stock
as of September 13, 2002
1,000

Class
Common Stock, $0.01 par value

KSL RECREATION GROUP, INC.

(a wholly owned subsidiary of KSL Recreation Corporation)

INDEX

Pages
Part I. Financial Information
Item 1. Financial Statements (unaudited)
Condensed consolidated statements of operations and comprehensive income (loss) for the three and nine months ended July 31, 2002 and 2001	3
Condensed consolidated balance sheets, July 31, 2002 and October 31, 2001	4
Condensed consolidated statements of cash flows for the nine months ended July 31, 2002 and 2001	5
Notes to condensed consolidated financial statements	6-13
Item 2. Management's discussion and analysis of financial condition and results of operations	14-21
Item 3. Quantitative and qualitative disclosures about market risk	21
Part II. Other Information
Item 4. Submission of Matters to a Vote of Security Holders	21
Item 6. Exhibits and Reports on Form 8-K	21
Signature	23
Certifications	24-25

KSL RECREATION GROUP, INC.
(a wholly owned subsidiary of KSL Recreation Corporation)

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three months ended July 31,		Nine months ended July 31,
	2002	2001	2002	2001
	(in thousands, except share and per share data)
Revenues:
Resort	$122,934	$121,815	$418,013	$414,354
Real estate	23,021	11,361	29,616	27,506

Total revenues	145,955	133,176	447,629	441,860
Expenses:
Cost of real estate	9,457	6,998	11,789	19,501
Payroll and benefits	45,671	43,129	135,986	130,120
Other expenses	44,248	42,922	139,749	139,158
Depreciation and amortization	17,074	16,394	50,406	45,807
Corporate fee	2,513	2,963	7,539	8,888

Total operating expenses	118,963	112,406	345,469	343,474

Income from operations	26,992	20,770	102,160	98,386
Other income (expense):
Interest income	197	592	1,237	1,610
Interest expense	(18,527)	(19,273)	(54,897)	(56,166)
Other expense	(2,047)	(2,888)	(2,401)	(3,206)

Other expense, net	(20,377)	(21,569)	(56,061)	(57,762)

Income (loss) before income taxes	6,615	(799)	46,099	40,624
Income tax expense (benefit)	2,646	(319)	18,440	16,250

Net income (loss)	$3,969	$(480)	$27,659	$24,374

Basic and diluted earnings per share	$3,969	$(480)	$27,659	$24,374

Weighted average number of shares	1,000	1,000	1,000	1,000

Comprehensive income:
Net income (loss)	$3,969	$(480)	$27,659	$24,374
Cumulative effect of change in accounting principle, net of tax	—	—	—	2,728
Change in fair value of derivative instruments, net of tax	(369)	(2,738)	982	(8,602)
Reclassification adjustments, net of tax	1,559	—	4,677	—

Other comprehensive income (loss)	1,190	(2,738)	5,659	(5,874)

Comprehensive income (loss)	$5,159	$(3,218)	$33,318	$18,500

See accompanying notes to consolidated financial statements.

KSL RECREATION GROUP, INC.
(a wholly owned subsidiary of KSL Recreation Corporation)

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

	July 31, 2002	October 31, 2001
	(in thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$18,531	$37,491
Restricted cash	19,757	10,726
Trade receivables, net of allowance for doubtful receivables of $1,230 and $993, respectively	29,640	21,513
Inventories	16,993	15,849
Current portion of notes receivable	8,847	7,207
Other receivables	1,027	1,171
Prepaid expenses and other current assets	3,182	2,339
Receivable from Parent	2,302	2,832
Deferred income taxes	4,636	4,636

Total current assets	104,915	103,764
Real estate under development	744	2,199
Property and equipment, net of accumulated depreciation of $212,799 and $175,602, respectively	1,025,347	944,057
Notes receivable, less current portion	6,895	7,298
Restricted cash, less current portion	6,911	7,216
Goodwill	121,876	121,876
Other intangible assets, net	202,745	169,988
Other assets	4,406	11,588

	$1,473,839	$1,367,986

LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
Accounts payable	$13,731	$14,704
Accrued liabilities	60,287	37,869
Accrued interest payable	7,336	2,753
Current portion of long-term debt	4,442	4,442
Current portion of obligations under capital leases	1,484	1,124
Customer and other deposits	24,263	27,446
Deferred income and other	8,364	7,502

Total current liabilities	119,907	95,840
Long-term debt, less current portion	820,541	797,047
Obligations under capital leases, less current portion	33,601	32,306
Other liabilities	11,309	23,771
Member deposits	173,942	149,271
Deferred income taxes	20,841	15,216
Commitments and contingencies
Stockholder's equity:
Common stock, $.01 par value, 25,000 shares authorized, 1,000 outstanding	—	—
Additional paid-in capital	258,843	252,998
Retained earnings	40,063	12,404
Accumulated other comprehensive loss, net of tax	(5,208)	(10,867)

Total stockholder's equity	293,698	254,535

	$1,473,839	$1,367,986

See accompanying notes to consolidated financial statements.

KSL RECREATION GROUP, INC.
(a wholly owned subsidiary of KSL Recreation Corporation)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	For the nine months ended July 31,
	2002	2001
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$27,659	$24,374
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	50,406	45,807
Amortization of debt issuance costs	2,578	1,616
Provision for losses on trade and notes receivables	488	462
Change in deferred taxes	4,542	(5,349)
Loss on disposal of assets	2,189	2,983
Changes in operating assets and liabilities, net of effects from acquisition:
Trade receivables	(5,920)	6,756
Inventories	688	(322)
Other receivables	144	(641)
Prepaid expenses and other current assets	(797)	(1,066)
Notes receivable	1,082	10
Other assets	7,118	5,707
Accounts payable	(6,465)	(5,917)
Accrued liabilities	18,672	21,562
Accrued interest payable	4,583	3,419
Deferred income, customer and other deposits	(4,446)	3,765
Other liabilities	125	3,064

Net cash provided by operating activities	102,646	106,230
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of business, net of cash acquired	(115,592)	(286,075)
Purchases of property and equipment	(28,339)	(27,826)
Restricted cash	(8,726)	(2,423)
Proceeds from disposal of assets	33	25
Sale of real estate under development	1,557	12,291
Investment in real estate under development	(102)	(8,032)

Net cash used in investing activities	(151,169)	(312,040)
CASH FLOWS FROM FINANCING ACTIVITIES:
Revolving line of credit borrowings	128,000	131,500
Revolving line of credit payments	(150,500)	(90,500)
Principal payments on long-term debt and obligations under capital leases	(5,151)	(2,783)
Proceeds from borrowings of note payable	50,000	175,000
Member deposits and collections on member notes receivable	21,542	23,300
Membership refunds	(7,127)	(7,885)
Receivable from Parent	530	(1,840)
Debt financing costs	(7,731)	(4,905)

Net cash provided by financing activities	29,563	221,887

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(18,960)	16,077
CASH AND CASH EQUIVALENTS, beginning of period	37,491	16,567

CASH AND CASH EQUIVALENTS, end of period	$18,531	$32,644

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid (net of amounts capitalized)	$41,115	$51,131

Income taxes paid	$288	$6,880

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

        The unaudited interim condensed consolidated financial statements presented herein have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the Securities and Exchange Commission for reporting on Form 10-Q and do not include all of the information and note disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America. In the opinion of management, these condensed consolidated financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the Company's consolidated financial position, results of operations and cash flows. These unaudited interim condensed consolidated financial statements should be read in conjunction with the other disclosures contained herein and with the Company's audited consolidated financial statements and notes thereto contained in the Company's Form 10-K for the year ended October 31, 2001. Operating results for interim periods are not necessarily indicative of results that may be expected for the entire fiscal year. Certain reclassifications have been made in the consolidated financial statements to conform to the 2002 presentation.

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

        The adoption of SFAS 133 on November 1, 2000, resulted in recognition of a derivative asset of $4.6 million. The cumulative effect of the change in accounting for derivatives and hedging activities, net of tax, of $2.7 million was recognized in "Other Comprehensive Income" ("OCI"). This change in accounting also resulted in recognition of derivative gains/(losses), net of income taxes, of $1.0 million and ($8.6) million during the nine-months ended July 31, 2002 and 2001, respectively, which were included in OCI. In addition, net payments made related to these interest rate swaps of $6.9 million were charged to earnings during the nine-months ended July 31, 2002.

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

        Change in Accounting for Business Combinations and Goodwill and Other Intangible Assets—In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS 141, "Business Combinations" and SFAS 142, "Goodwill and Other Intangible Assets". SFAS 141 requires that all business combinations be accounted for using the purchase method and provides new criteria for recording intangible assets separately from goodwill. Existing goodwill and intangible assets will be evaluated against this new criteria, which may result in certain intangible assets being reclassified as goodwill. SFAS 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets. Goodwill and other intangible assets that have indefinite useful lives will not be amortized into results of operations, but instead will be tested at least annually for impairment and written down when impaired. The Company elected to early adopt the provisions of each statement, which apply to goodwill and intangible assets acquired prior to June 30, 2001 effective November 1, 2001. However, SFAS 142 was immediately applicable to any goodwill and other intangible assets the Company acquired after June 30, 2001. Upon adoption, the Company ceased amortizing goodwill against its results of operations. In addition, the Company reassessed the useful lives of its other intangible assets and determined that such other intangible assets are deemed to have a definite useful life because their related future cash flows are closely associated with the operations, level of future maintenance expenditures, and the useful lives of the individual resort to which they relate. Under SFAS 142, the Company completed a goodwill transition impairment test, and no impairment was identified.

        The impact that the adoption of SFAS 142 had on net income (loss) and net income per share for the three and nine months ended July 31, 2002 and 2001 is as follows:

	Three months ended July 31,		Nine months ended July 31,
	2002	2001	2002	2001
	(in thousands, except per share data)
Reported net income (loss) for the period	$3,969	$(480)	$27,659	$24,374
Add back: Goodwill amortization, net of tax	—	744	—	2,229

Adjusted net income for the period	$3,969	$264	$27,659	$26,603

Basic and diluted net income (loss) per share—
Reported net income (loss) per share for the period	$3,969	$(480)	$27,659	$24,374

Adjusted net income per share for the period	$3,969	$264	$27,659	$26,603

        There was no goodwill acquired or goodwill impairment losses recognized during the three and nine months ended July 31, 2002.

        The gross carrying amount and accumulated amortization of the Company's other intangible assets as of July 31, 2002 and October 31, 2001 are as follows:

	July 31, 2002			October 31, 2001
Intangible Asset (Weighted- Average Amortization Period)	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
	(in thousands)
Trade names (23 years)	$108,624	$9,187	$99,437	$91,432	$5,584	$85,848
Management contracts (20 years)	41,384	4,578	36,806	26,872	3,045	23,827
Golf rights (25 years)	25,775	1,632	24,143	25,775	859	24,916
Membership contracts (15 years)	16,207	3,195	13,012	13,136	2,396	10,740
Debt issue costs (4 years)	22,914	8,284	14,630	15,183	5,706	9,477
Lease agreements (25 years)	19,667	4,950	14,717	19,667	4,487	15,180

Total	$234,571	$31,826	$202,745	$192,065	$22,077	$169,988

        Amortization expense recorded on the intangible assets for the ninth months ended July 31, 2002 and for the year ended October 31, 2001 was $9.7 million and $8.8 million, respectively. As a result of adoption of SFAS 142, there were no changes to amortizable lives or amortized methods. The estimated amortization expense for the Company's other intangible assets for each of the five succeeding fiscal years is as follows:

(in thousands)
For the year ending October 31,
2003	$15,971
2004	14,385
2005	11,140
2006	10,830
2007	10,830

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

        In July 2002, the FASB issued SFAS 146, "Accounting for Costs Associated with Exit or Disposal Activities," which addresses financial accounting and reporting for costs associated with exit or disposal activities and supersedes Emerging Issues Task Force (EITF) Issue 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under Issue 94-3, a liability for an exit cost as defined in EITF 94-3 was recognized at the date of an entity's commitment to an exit plan. SFAS 146 also establishes that the liability should initially be measured and recorded at fair value. The Company will adopt the provisions of SFAS 146 for exit or disposal activities that are initiated after December 31, 2002.

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

        The following are the Company's unaudited pro forma consolidated results of operations for the nine months ended July 31, assuming the Biltmore and La Costa transactions occurred as of November 1, 2000:

	2002	2001
	(in thousands, except per share data)
Revenues	$449,521	$495,118
Income before income taxes	45,350	39,361
Net income	27,210	23,616
Net income per share—basic and diluted	27,210	23,616

        The unaudited pro forma results do not necessarily represent results that would have occurred if the acquisitions had taken place as of the beginning of the fiscal periods presented, nor do they purport to be indicative of the results that will be obtained in the future.

NOTE 3. Long-term Debt and Restricted Cash

        Concurrent with the acquisition of the Biltmore on December 22, 2000, the Company amended its credit facility. The Amended and Restated Credit Facility allows for maximum borrowings of $529.3 million, including Term A and Term B loans of $48.0 million each, a Term C loan of $175.0 million and maximum borrowings under a revolving credit facility of $239.6 million, decreasing to $216.1 million and $186.6 million in May 2002 and 2003, respectively. Borrowings under the Amended and Restated Credit Facility as of July 31, 2002 bear interest at variable rates up to 2.875% above LIBOR or 1.875% above the Syndication Agent's base rate. The Company paid approximately $4.9 million in financing costs in connection with such amendment, which is being amortized over the remaining life of the Amended and Restated Credit Facility. The Company's outstanding borrowings under the revolving credit line were $50.0 million at July 31, 2002. The terms of the Company's credit facility, including the revolving credit line, contain certain financial covenants. The Company was in compliance with the required financial covenants of the credit facility and other debt instruments at July 31, 2002.

        In April 2002, La Costa entered into a Mortgage Loan Agreement with Wells Fargo Bank, NA. The loan agreement allows for maximum borrowings of $60.0 million, based on certain financial calculations, bears interest at LIBOR plus 2.375% and matures in June 2005. As of July 31, 2002, the loan amount outstanding was $50.0 million. This debt is secured by the assets of La Costa.

        In May 2002, the Company refinanced its $275.0 million mortgage at Grand Wailea. The new mortgage matures in May 2005 with two 12-month extensions available at the Company's option. The mortgage bears interest at LIBOR plus 2.75% and increases to LIBOR plus 3.00% in February 2003, LIBOR plus 3.25% in May 2003, LIBOR plus 3.50% in August 2003 and LIBOR plus 3.75% in November 2003. This refinanced debt is secured by the assets of Grand Wailea.

        In March 1999, the Company entered into an interest rate swap agreement to hedge the effects of changes in interest rates. The swap was designated as a cash flow hedge as defined by SFAS 133. The Company does not use derivative financial instruments for trading purposes. As required by SFAS 133, the swap was recorded at its fair value on the accompanying condensed consolidated balance sheet, with the change in the swap's carrying value, net of tax, from November 1, 2000 to October 31, 2001 being reflected in OCI. The swap involved the exchange of the variable interest rate of 30 day LIBOR (receive) with a fixed LIBOR interest rate of 5.57% (pay). This interest rate swap agreement was denominated in dollars, had a notional principal amount of $270.0 million and matures in November 2002. The counter-parties to the interest swap agreement were two major financial institutions. The amounts to be received or paid pursuant to this agreement were accrued and recognized through an adjustment to interest expense in the accompanying condensed consolidated statements of operations over the life of the agreement. Effective November 1, 2001, the Company, KSL Recreation Corporation (the Parent) and the swap counter parties executed agreements to substitute the Parent for the Company as the contractual party to this interest rate swap agreement as part of the Company's overall risk management policy. As a result of this transaction, the fair value of the swap liability of $9.8 million has been assumed by the Parent, and the reduction in the swap liability, net of tax, has been accounted for as a contribution of capital by the Parent. The Company has discontinued hedge accounting for this swap and the net loss relating to this swap shall remain in accumulated other comprehensive loss and be reclassified into earnings as interest expense over the remaining term of the hedged debt obligation. As a result of this transaction, the Company's additional paid in capital increased $5.9 million, deferred tax assets decreased by $3.9 million, and other long-term liabilities decreased by $9.8 million. During the nine month period ended July 31, 2002, the Company reclassified approximately $7.8 million from OCI into interest expense related to this swap.

        In February 2001, the Company entered into additional interest rate swap agreements to hedge the effects of changes in interest rates on the Company's variable rate debt, which increased significantly concurrent with the Biltmore acquisition. One agreement has a notional principal amount of $175.0 million and matures in February 2004. However, the counter-party to this agreement can, at its discretion, terminate the agreement in February 2003. The swap involves the exchange of the variable interest rate of 3-month LIBOR (receive) with a fixed LIBOR interest rate of 4.95% (pay). This swap is designated as a cash flow hedge as defined by SFAS 133 and accordingly is recorded at its fair value (liability of $8.2 million at July 31, 2002) on the accompanying condensed consolidated balance sheet. The fair value of the swap at October 31, 2001 was a liability of $8.4 million and its change in fair value from November 1, 2001 to July 31, 2002 is reflected, net of tax, in OCI. The increase to OCI is attributable to gains on cash flow hedges during the nine months ended July 31, 2002.

        An additional swap agreement has a notional principal amount of $100.0 million and matures in February 2003. The swap involves the exchange of the variable rate interest of 3-month LIBOR (receive) with a fixed LIBOR interest rate of 4.95% (pay). If the 3-month LIBOR is 6.25% or higher at any time during the agreement, the agreement is automatically terminated. However, the swap does not qualify for hedge accounting under SFAS 133. The fair value of the swap at October 31, 2001 was a liability of $3.5 million. Its fair value as of July 31, 2002 was a liability of $2.4 million and is included on the accompanying condensed consolidated balance sheet. The change in fair value is recorded in interest expense.

        The counter-parties to all of the Company's interest rate swap agreements are major financial institutions. The purpose of these swaps is to manage the Company's interest rate exposure on its variable rate borrowings. The amounts to be received or paid pursuant to these agreements are accrued and recognized through an adjustment to interest expense in the accompanying condensed consolidated statements of operations over the life of the agreements. During the nine months ended July 31, 2002, the Company made net payments related to these swap agreements totaling $6.9 million. These amounts were recorded as interest expense. Estimated net derivative losses of approximately $1.6 million included in OCI as of July 31, 2002, are expected to be reclassified into earnings, assuming no changes in relevant interest rates and as interest is paid, during the twelve months ending July 31, 2003.

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

        Reportable segment data for the three and nine months ended July 31, 2002 and 2001 are as follows:

	Three months ended July 31,		Nine months ended July 31,
	2002	2001	2002	2001
Resort
Revenues	$122,934	$121,815	$418,013	$414,354
Income from Operations	13,495	17,170	84,570	91,725
Real Estate
Revenues	23,021	11,361	29,616	27,506
Income from Operations	13,497	3,600	17,590	6,661
Consolidated
Revenues	145,955	133,176	447,629	441,860
Income from Operations	26,992	20,770	102,160	98,386

        The Real Estate segment's identifiable assets were $1.3 million and $3.6 million at July 31, 2002 and October 31, 2001, respectively. All of the remaining assets of the Company are related to the Resort segment, other than the deferred income taxes, which is considered a corporate asset and is not identifiable to either segment. Substantially all of the Company's capital expenditures and depreciation and amortization expense relates to the Resort segment.

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

        Long-Lived Assets—Management reviews long-lived assets, including certain identifiable intangibles and goodwill, for possible impairment whenever events or circumstances indicate the carrying amount of an asset may not be recoverable. If there is an indication of impairment, management prepares an estimate of future cash flows (undiscounted and without interest charges) expected to result from the use of the asset and its eventual disposition. If these cash flows are less than the carrying amount of the asset, an impairment loss is recognized to write down the asset to its estimated fair value. The fair value is estimated at the present value of future cash flows discounted at a rate commensurate with management's estimate of the business risks. Real estate assets, if any, for which management has committed to a plan to dispose of the assets, whether by sale or abandonment, are reported at the lower of carrying amount or fair value less cost to sell. Preparation of estimated expected future cash flows is inherently subjective and is based on management's best estimate of assumptions concerning expected future conditions. No impairments were identified as of July 31, 2002.

        Management's assumption that its long-lived assets are not impaired at July 31, 2002 is based on management's estimates of future market conditions and cash flows. To the extent that management's assumptions regarding future cash flows and market conditions differ materially from actual cash flows and market conditions, the Company could have significant impairments of its property and equipment as well as other long-lived assets. These impairments, if any, could result in material write-downs of the Company's assets.

        See Note 1 regarding recently issued accounting pronouncements.

Consolidated Results of Operations

        Net income totaled $4.0 million for the three months ended July 31, 2002 ("2002 Third Quarter) as compared to a net loss of $0.5 million for the three months ended July 31, 2001 ("2001 Third Quarter"). For the nine months ended July 31, 2002 ("2002 Nine Months") net income totaled $27.7 million compared with $24.4 million for the nine months ended July 31, 2001 ("2001 Nine Months"). Income from operations totaled $27.0 million in the 2002 Third Quarter and $20.8 million in the 2001 Third Quarter. Similarly, income from operations increased to $102.2 million in the 2002 Nine Months from $98.4 million in the 2001 Nine Months. The increase in operating results from the 2001 Third Quarter to the 2002 Third Quarter as well as from the 2001 Nine Months to the 2002 Nine Months relates primarily to the sale of a land parcel near La Quinta Resort and Spa. This sale generated $13.1 million in operating income for the Real Estate segment. This increase was offset by decreases in the Resort segment, which was impacted by the aftermath of the tragic events of September 11, 2001 and their impact on the hospitality industry. Operating income for the Resort segment was also lower due to the operating loss of $1.1 million after depreciation and amortization at La Costa from November 16, 2001 (the date of acquisition) until July 31, 2002. This decline was partially offset by a full nine months of results of operations for the Biltmore in 2002 as compared to approximately seven and a half months of operations for the Biltmore in 2001. Additional information relating to the operating results for each business segment is set forth below.

Resort Segment

        Select operating data for the Company's resort segment for the periods indicated is as follows:

	Three months ended July 31,		Nine months ended July 31,
	2002	2001	2002	2001
	(in thousands, except operating statistics)
Resort revenue:
Rooms	$47,169	$47,489	$164,584	$165,637
Food and beverage	30,646	31,213	107,043	105,037
Golf fees	6,308	5,885	25,071	26,521
Dues and fees	7,550	6,473	22,235	18,810
Merchandise	5,196	5,049	18,812	19,575
Spa	7,999	7,157	24,292	22,474
Other	18,066	18,549	55,976	56,300

Total resort revenue	$122,934	$121,815	$418,013	$414,354
Resort operating income	$13,495	$17,170	$84,570	$91,725
Operating statistics:
Available room nights	428,808	385,418	1,266,798	1,097,292
Occupancy	56.2%	64.2%	57.4%	66.8%
ADR (average daily room rate)	$195.59	$189.97	$226.44	$225.89
RevPAR (revenue per available room)	$109.92	$121.96	$129.98	$150.89

        Resort revenues.    Resort revenues increased by $1.1 million or 0.9%, from $121.8 million in the 2001 Third Quarter to $122.9 million in the 2002 Third Quarter. In addition, resort revenues increased $3.6 million or 0.9% from $414.4 million in the 2001 Nine Months to $418.0 million in the 2002 Nine Months. These increases are due to the acquisitions of La Costa on November 16, 2001 and the Biltmore on December 22, 2000. These transactions were accounted for as purchases and accordingly the results of both La Costa and the Biltmore are included from the date of their respective acquisitions. Accordingly, the 2002 Nine Months includes approximately 8 1/2 months of La Costa's results and a full 9 months of Biltmore's results. By contrast, the 2001 Third Quarter and 2001 Nine Months has 3 months and 7 1/2 months, respectively, of Biltmore's results and does not include La Costa's results. These increases were offset by a loss in revenues at the resorts owned by the Company for over one year, "same stores" revenues, which decreased $9.6 million or 7.9% in the 2002 Third Quarter as compared to the 2001 Third Quarter, additionally 2002 Nine Months "same stores" revenues decreased $29.2 million or 8.3% compared to the 2001 Nine Months. These decreases can be attributed to the aftermath of the tragic events of September 11, 2001 and their impact on the hospitality industry. Occupancy for the 2002 Third Quarter and 2002 Nine Months was approximately 56% and 57%, respectively, or 5 to 10 points lower than typical rates during these periods. The lower revenue and occupancy were also impacted by up to 230 rooms "out of order" for renovations at Doral during the 2002 Nine Months and the 2002 Third Quarter. The lower occupancy had a direct impact on rooms revenue as well as other revenue categories as occupancy helps drive other revenue throughout the Company's resorts.

        Resort operating expenses.    With the exception of the cost of real estate sold, substantially all of the Company's operating expenses, including depreciation and amortization and the corporate fee, relate to the Resort segment. Operating expenses (excluding depreciation and amortization and the corporate fee) increased by $4.6 million, or 5.4%, from $85.3 million in the 2001 Third Quarter to $89.9 million in the 2002 Third Quarter. In addition, operating expenses (excluding depreciation and amortization and the corporate fee) increased $7.6 million or 2.8% from $267.9 million in the 2001 Nine Months to $275.5 million in the 2002 Nine Months. "Same stores" operating expenses decreased $4.4 million or 2.6% in the 2002 Third Quarter as compared to the 2001 Third Quarter. Similarly, "same stores" operating expenses decreased $18.8 million or 8.2% in the 2002 Nine Months as compared to the 2001 Nine Months. These decreases can be attributed to the restructuring and stringent cost mitigation plan the Company implemented across its resorts portfolio in response to the impact of 9/11. The decrease in "same stores" operating expenses in the 2002 Third Quarter as well as the 2002 Nine Months was offset by an increase in operating expenses due to the acquisitions of La Costa and the Biltmore described above.

        Depreciation and amortization increased $0.7 million or 4.1% from $16.4 million in the 2001 Third Quarter to $17.1 million in the 2002 Third Quarter. The 2002 Nine Months depreciation and amortization totaled $50.4 million, a $4.6 million or 10.0% increase from the 2001 Nine Months. The increase can be attributed primarily to the acquisitions of La Costa and the Biltmore, which added approximately $1.8 million and $5.2 million in depreciation and amortization in the 2002 Third Quarter and 2002 Nine Months, respectively, as well as fixed asset purchases and capital improvements across the Company's resorts. These increases in depreciation and amortization were offset by the Company's adoption of SFAS 142, as the Company ceased amortizing its goodwill effective November 1, 2001. Had the Company not adopted this statement, it would have recorded additional amortization of approximately $1.5 million and $4.5 million in the 2002 Third Quarter and Nine Months, respectively.

        Resort operating income.    Operating income decreased $3.7 million, or 21.4%, from $17.2 million in the 2001 Third Quarter to $13.5 million in the 2002 Third Quarter; similarly, operating income of $84.6 million in the 2002 Nine Months was a decrease of $7.1 million or 7.8% from the 2001 Nine Months. These decreases can be attributed to the factors detailed above. The operating income margin for the resort segment was 11.0% and 20.2% in the 2002 Third Quarter and 2002 Nine Months, respectively, as compared to 14.1% and 22.1% in the 2001 Third Quarter and 2001 Nine Months, respectively.

        Real estate operations.    Real estate revenue totaled $23.0 million in the 2002 Third Quarter as compared to $11.4 million in the 2001 Third Quarter, an increase of $11.6 million; similarly, real estate revenue of $29.6 million in the 2002 Nine Months was a increase of $2.1 from the 2001 Nine Months. Operating income earned by the real estate segment increased $9.9 million from $3.6 million in the 2001 Third Quarter to $13.5 million in the 2002 Third Quarter, while real estate operating income for the 2002 Nine Months was $17.6 million, a $10.9 million increase from the 2001 Nine Months. The Company sold a land parcel near La Quinta Resort and Spa in the 2002 Third Quarter. This sale generated $13.1 million in operating income for the Real Estate segment. Also, a contingency was satisfied related to the sale of an additional land parcel near La Quinta Resort and Spa in the 2002 Nine Months, and $1.4 million in revenue and operating income was recognized. Additionally, the Company received the final installment in connection with the sale of the Cherry Key parcel near the Grand Traverse Resort and Spa for $2.8 million in the 2002 Nine Months. The real estate segment closed sales of four resort homes on a site adjacent to La Quinta Resort and Spa, for approximately $3.3 million in the 2002 Nine Months, with one closing in the 2002 Third Quarter. The Company has no resort homes remaining in its real estate under development at July 31, 2002. In the 2001 Nine Months, the real estate segment closed sales of twenty-three resort homes for approximately $16.2 million, with two of these sales closing in the 2001 Third Quarter for approximately $1.5 million. Also during the 2001 Third Quarter, the Company sold another parcel of land in La Quinta, California, and realized revenue of $9.6 million and operating income of $3.6 million.

        Net interest expense.    Net interest expense decreased by $0.4 million or 1.9% from $18.7 million in the 2001 Third Quarter to $18.3 million in the 2002 Third Quarter. Net interest expense totaled $53.7 million for the 2002 Nine Months, a decrease of $0.9 million or 1.6% from the $54.6 million in the 2001 Nine Months. Interest expense for the 2002 Third Quarter and 2002 Nine Months consisted primarily of interest on the Company's (i) $125.0 million 10.25% Senior Subordinated Notes due 2007; (ii) $275.0 million mortgage secured by the Grand Wailea Resort; (iii) Term A, Term B and Term C Notes drawn against the Company's Amended and Restated Credit Facility; (iv) $56.7 million mortgage secured by the Arizona Biltmore Resort and Spa; (v) $50.0 million mortgage secured by the La Costa Resort and Spa; and (vi) revolving borrowings under the Company's Amended and Restated Credit Facility. The decrease in interest expense can be attributed to lower average interest rates in the 2002 Third Quarter and the 2002 Nine Months, partially offset by the Company's increased debt level due to the acquisition of La Costa.

        Income tax expense.    Income tax expense increased to $2.6 million in the 2002 Third Quarter from an income tax benefit of $0.3 million in the 2001 Third Quarter; similarly income tax expense increased to $18.4 million in the 2002 Nine Months from $16.3 million in the 2001 Nine Months due to the factors described above. The Company's effective tax rate for the 2002 and 2001 Third Quarter and 2002 and 2001 Nine Months was 40.0%.

        Net income.    Net income increased $4.5 million from a net loss of $0.5 million in the 2001 Third Quarter to $4.0 million in the 2002 Third Quarter; similarly net income increased $3.3 million or 13.5%, from $24.4 million in the 2001 Nine Months to $27.7 million in the 2002 Nine Months due to the factors described above.

Cash Flows, EBITDA and Adjusted EBITDA Analysis

        The following includes comparative financial information of the Company's EBITDA and Adjusted EBITDA for the three and nine months ended July 31, 2001 and 2000:

	Three months ended July 31,		Nine months ended July 31,
	2002	2001	2002	2001
	(in thousands)
Cash flows from operating activities	$54,288	$38,327	$102,646	$106,230
Cash flows from investing activities	(20,971)	(9,887)	(151,169)	(312,040)
Cash flows from financing activities	(91,361)	(6,358)	29,563	221,887
EBITDA (1)	$42,019	$34,276	$150,165	$140,987
Net Membership Deposits (2)	5,518	4,794	14,724	15,779
Non-cash items (3)	2,047	3,746	2,401	5,214

Adjusted EBITDA (4)	$49,584	$42,816	$167,290	$161,980

        EBITDA and Adjusted EBITDA.    EBITDA and Adjusted EBITDA are calculated in accordance with Company's Amended and Restated Credit Facility. From the Company's perspective, EBITDA, net membership cash flow and other non-cash items, together as Adjusted EBITDA, provide the most meaningful measure of the recurring cash flow from the operations. In addition, the ratio of Adjusted EBITDA to Net Interest Expense reflects the Company's ability to meet its debt service requirements. EBITDA increased by $7.7 million or 22.6% from $34.3 million in the 2001 Third Quarter to $42.0 million in the 2002 Third Quarter. In the 2002 Nine Months, EBITDA was $150.2 million, an increase of $9.2 million or 6.5% from $141.0 million, due largely to the acquisitions of La Costa and the Biltmore, partially offset by the weakness in the travel industry as discussed above.

        Adjusted EBITDA increased by $6.8 million or 15.8% from $42.8 million in the 2001 Third Quarter to $49.6 million in the 2002 Third Quarter. In the 2002 Nine Months, Adjusted EBITDA was $167.3 million, an increase of $5.3 million or 3.3% from the same period in the prior year.

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

        The following is the Company's unaudited pro forma comparative financial information and pro forma operating statistics for the three and nine months ended July 31, assuming the Biltmore and La Costa transactions occurred as of November 1, 2000:

	Three months ended July 31,		Nine months ended July 31,
	2002	2001	2002	2001
	(in thousands, except operating statistics)
Revenues	$145,955	$145,136	$449,521	$495,118
Net income (loss)	$3,969	$(1,446)	$27,210	$23,616
EBITDA	$42,019	$34,740	$150,345	$154,667
Adjusted EBITDA	$49,584	$43,983	$167,470	$175,660
Operating statistics:
Occupancy	56.2%	63.0%	57.2%	65.5%
ADR (average daily room rate)	$195.59	$189.83	$225.32	$223.00
RevPAR (revenue per available room)	$109.92	$119.59	$128.88	$146.07

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

        During the 2002 Nine Months, cash flow provided by operating activities was $102.6 million compared to $106.2 million in the 2001 Nine Months. As of July 31, 2002, the Company had cash and cash equivalents of $18.5 million (excluding restricted cash of $26.7 million). The Company's long-term debt at July 31, 2002 included (i) $125.0 million 10.25% Senior Subordinated Notes due 2007; (ii) a $275.0 million mortgage secured by the Grand Wailea Resort; (iii) Term A, Term B and Term C Notes totaling $268.3 million drawn against the Company's Amended and Restated Credit Facility; (iv) $50.0 million of revolving borrowings under the Company's Amended and Restated Credit Facility; (v) $56.7 million mortgage secured by the Arizona Biltmore Resort and Spa; and (vi) $50.0 million mortgage secured by the La Costa Resort and Spa. Capital expenditures totaled $28.3 million and $27.8 million for the 2002 Nine Months and the 2001 Nine Months, respectively. Although the Company has no material firm commitments for capital expenditures, the Company expects to invest significant capital in its Resort properties in the future to drive revenue growth and to remain competitive in each of the Company's Resorts' geographical markets.

        As of July 31, 2002, the Company had a revolving credit facility, which originally allowed for maximum borrowings of $239.6 million. Maximum borrowings under the revolving credit line decreased to $216.1 million in May 2002 and will decrease to $186.6 million in May 2003. Borrowings under the credit facility bear interest at variable rates up to 2.875% above LIBOR or 1.875% above the syndication Agent's base rate. As of July 31, 2002 borrowings under the revolving credit facility were $50.0 million, bore interest at LIBOR plus 1.50% and mature on April 30, 2004.

        The Company is continually engaged in evaluating potential acquisition candidates to add to its portfolio of properties. The Company expects that funding for future acquisitions may come from a variety of sources, depending on the size and nature of any such acquisitions. Potential sources of capital include cash generated from operations, borrowings under the credit facility, additional equity investments from the Parent or partnerships formed at the direction of Kohlberg Kravis Roberts & Co., L.P. ("KKR"), dispositions of existing properties, or other external debt or equity financings. There can be no assurance that such additional capital sources will be available to the Company on terms which the Company finds acceptable, or be available at all.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

        The Company's most significant "market risk" exposure is the effect of changing interest rates. The Company manages its interest expense by using a combination of fixed and variable rate debt and interest rate cap and swap agreements. At July 31, 2002, the Company's debt consisted of approximately $125.0 million and $56.7 million of fixed rate debt at a weighted average interest rate of 10.25% and 8.25%, respectively, and $643.3 million of variable rate debt at a weighted average interest rate of 5.32%. The Company entered into interest rate swap agreements to reduce its exposure to interest rate fluctuations on its variable rate debt. As of July 31, 2002, the Company had swap agreements in effect with notional amounts totaling $275.0 million.

        The amount of variable rate debt fluctuates during the year based on the Company's cash requirements. If average interest rates were to increase one eighth of one percent for the nine months ended July 31, 2002, the net impact on the Company's pre-tax earnings would have been a reduction of approximately $0.4 million.

PART II. OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

        No matters were submitted to a vote of Security Holders of the Company during the quarter ended July 31, 2002.

Item 6. Exhibits and Reports on Form 8-K

  (a)
  Exhibits

        None

  (b)
  Reports on Form 8-K

        None

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KSL RECREATION GROUP, INC.
Dated: September 16, 2002	By:	/s/ ERIC C. RESNICK Eric C. Resnick Vice President, Chief Financial Officer and Treasurer

CERTIFICATIONS

I, Michael S. Shannon, certify that:

1.
I have reviewed this quarterly report on Form 10-Q of KSL Recreation Group, Inc. (the "Company");

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this quarterly report.

Dated: September 16, 2002	By:	/s/ MICHAEL S. SHANNON Michael S. Shannon President and Chief Executive Officer

        EXPLANATORY NOTE REGARDING CERTIFICATIONS: Representations 4, 5 and 6 of the Certification as set forth in Form 10-Q have been omitted, consistent with the Transition Provisions of SEC Exchange Act Release No. 34-46427, because this quarterly report of Form 10-Q covers a period ending before the Effective Date of Rules 13a-14 and 15d-14.

CERTIFICATIONS

I, Eric C. Resnick, certify that:

1.
I have reviewed this quarterly report on Form 10-Q of KSL Recreation Group, Inc. (the "Company");

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this quarterly report.

Dated: September 16, 2002	By:	/s/ ERIC C. RESNICK Eric C. Resnick Vice President, Chief Financial Officer and Treasurer

        EXPLANATORY NOTE REGARDING CERTIFICATIONS: Representations 4, 5 and 6 of the Certification as set forth in Form 10-Q have been omitted, consistent with the Transition Provisions of SEC Exchange Act Release No. 34-46427, because this quarterly report of Form 10-Q covers a period ending before the Effective Date of Rules 13a-14 and 15d-14.

QuickLinks

  (Mark One)
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
KSL RECREATION GROUP, INC. (a wholly owned subsidiary of KSL Recreation Corporation)
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
KSL RECREATION GROUP, INC. (a wholly owned subsidiary of KSL Recreation Corporation)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
KSL RECREATION GROUP, INC. (a wholly owned subsidiary of KSL Recreation Corporation) NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
KSL RECREATION GROUP, INC. (a wholly owned subsidiary of KSL Recreation Corporation) ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
  Critical Accounting Policies
  Consolidated Results of Operations
  Supplemental Pro Forma Consolidated Results of Operations
  Liquidity and Capital Resources
  Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995
  Item 3. Quantitative and Qualitative Disclosures About Market Risk
PART II. OTHER INFORMATION
  Item 4. Submission of Matters to a Vote of Security Holders
  Item 6. Exhibits and Reports on Form 8-K
SIGNATURES
CERTIFICATIONS