Form 10-K
period 2002-10-31
KSL RECREATION GROUP INC
filed 2003-01-24
CIK 1041878

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended October 31, 2002
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

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

        State the aggregate market value of the voting stock held by non-affiliates of the registrant: None

        Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

        The number of shares of common stock ($.01 par value) outstanding at January 21, 2003 was 1,000 shares.

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

Part I.

Item 1. Business

General

        KSL Recreation Group, Inc. was incorporated on March 14, 1997, under the laws of the State of Delaware. KSL Recreation Group, Inc., together with its subsidiaries (the "Company"), is involved in two operating segments, Resort and Real Estate, which represented 95% and 5%, respectively of revenues, in fiscal 2002. The Resort segment has engaged in service-based recreation through the ownership and management of resorts, spas, golf courses, private clubs, and activities related thereto. The Company's Resort operations currently include: (i) La Quinta Resort & Club ("La Quinta") and PGA WEST ("PGA WEST"), located in the Palm Springs, California area, which together, constitute the Company's "Desert Resorts" operations; (ii) the Grand Wailea Resort Hotel & Spa ("Grand Wailea"), located in Maui, Hawaii; (iii) the Arizona Biltmore Resort and Spa, located in Phoenix, Arizona; (iv) Doral Golf Resort and Spa ("Doral"), located near Miami, Florida; (v) La Costa Resort and Spa ("La Costa") located near San Diego, California; (vi) The Claremont Resort & Spa ("The Claremont"), located near Berkeley, California; (vii) Grand Traverse Resort and Spa ("Grand Traverse"), located in the northwest portion of the lower peninsula of Michigan; and (viii) a hotel and recreational complex known as Lake Lanier Islands ("Lake Lanier") located on Lake Lanier near Atlanta, Georgia. The Resort segment's operations comprise numerous interrelated services, including lodging, conference services, corporate and individual guest hospitality programs and facilities, food and beverage, private and resort golf operations, spas, club membership programs, entertainment and athletic focused special events. The Real Estate segment develops and sells real estate in and around the Company's Resort operations. The Real Estate operations exist to support and enhance growth of the Company's Resort operations.

        The Company is wholly owned by KSL Recreation Corporation (the "Parent"), a Delaware corporation incorporated on May 19, 1993, of which approximately 96.7% of the common stock as of October 31, 2002, (88.0% on a fully diluted basis) is owned by partnerships formed at the direction of Kohlberg Kravis Roberts & Co., L.P. ("KKR"). Shortly after the Company's formation in March 1997, the subsidiaries of the Parent which owned Desert Resorts and Doral, and managed Lake Lanier, became wholly owned subsidiaries of the Company. Additional wholly owned subsidiaries of the Company have been formed in connection with subsequent acquisitions.

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

Desert Resorts

        Desert Resorts is located in La Quinta, California, a golf and recreation destination near Palm Springs, California. Desert Resorts includes La Quinta, formerly known as the La Quinta Hotel, which opened in 1926. La Quinta currently offers 796 "casita"-style hotel rooms (Spanish-style cottages) spread over approximately 45 acres of grounds, featuring indigenous architecture and a campus-like setting, and caters to corporate groups, individual guests and recreation enthusiasts. Desert Resorts also includes PGA WEST, which together with La Quinta encompass approximately 1,490 acres, nine championship 18-hole golf courses, six clubhouses, several restaurants (including Azur by Le Bernardin, a fine dining restaurant co-branded with the top-rated Le Bernardin restaurant in New York City), 19,500 square feet of retail space, 42 hard, clay and grass tennis courts, 66,000 square feet of conference facilities, 25 swimming pools, 38 spas/hot tubs and the 23,000 square foot Spa La Quinta, which includes 48 treatment rooms, a salon, retail store, and extensive spa programming.

        Both La Quinta's and PGA WEST's private club operations provide golf and tennis facilities, golf and tennis instruction, fitness facilities, special events, and dining and social activities for their members. A full golf membership at La Quinta currently requires a $90,000 deposit, which is fully refundable in thirty years (or sooner under certain circumstances), and annual golf dues of $6,960. A full golf membership at PGA WEST currently requires a $105,000 deposit, which is fully refundable in thirty years (or sooner under certain circumstances), and annual golf dues of $7,740.

Grand Wailea

        In December 1998, the Company acquired Grand Wailea Resort Hotel & Spa, located in Maui, Hawaii. It comprises forty acres situated close to the base of south Maui's Mount Haleakala, and includes sophisticated water features including elaborate pools, grottos and waterslides reflecting Grand Wailea's location on the Maui coast. The resort features 779 luxury hotel rooms and guest suites, six restaurants, twenty-two banquet and meeting rooms totaling 81,000 square feet, expansive water features and pool facilities, a wedding chapel, and a 50,000 square foot European-style spa and fitness center with 38 treatment rooms, the largest of its kind in Hawaii. In addition, guests at the Grand Wailea have access to preferred tee times on golf courses near the resort.

        Grand Wailea currently offers memberships, which offer access to special programming, room upgrade offers, and preferred room rates. Members are encouraged to plan their visits during the resort's low demand periods based on reservation eligibility, blackout periods, special activities and programming. Grand Wailea has recently introduced an additional membership program catering to local residents. Members of this program are provided use of the resort's facilities. The Grand Wailea memberships currently require a deposit of $2,500 to $20,000 depending on the type of membership and annual dues ranging from $110 to $2,400. The deposits generally are fully refundable in thirty years (or sooner under certain circumstances).

The Arizona Biltmore

        In December 2000, the Company acquired The Arizona Biltmore ("The Biltmore"), which includes 730 rooms, suites and villas located on 39 acres in Phoenix, Arizona. The Biltmore was first opened in 1929 and features architecture inspired by Frank Lloyd Wright throughout the resort. The resort has numerous water features including its Paradise Pool Complex with a 92-foot water slide and seven other on-site pools. Facilities at the Biltmore also include approximately 64,000 square feet of conference space, approximately 20,000 square feet of spa space with 21 treatment rooms, seven lighted tennis courts, four food and beverage outlets, and six high-end retailers. In addition, guests at the Biltmore have access to preferred tee times on two golf courses adjacent to the resort. In fiscal 2002, the Company began work on a conference center addition, which will increase the Biltmore's meeting space to over 100,000 square feet.

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

        The Company is nearing completion of the renovation and repositioning of Doral. This project includes the renovation of all 645 rooms including guest bathrooms, the renovation of the lobby and other common areas and the replacement of the heating, ventilation and air conditioning infrastructure. As of October 31, 2002, 538 of the planned 645 rooms and the lobby and common area renovations are complete with the balance of the project to be completed in fiscal 2003.

        Members of Doral's private club are provided use of the resort's golf, tennis and fitness facilities, golf and tennis instruction, special events, dining and social activities. A full golf membership at Doral currently requires a $26,500 deposit which is fully refundable in thirty years (or sooner under certain circumstances), and annual dues of approximately $4,860.

La Costa

        In November 2001, the Company acquired La Costa, situated on 400 rolling acres in the greater San Diego area approximately two miles from the Pacific Ocean. The resort features 479 rooms and guest suites, several restaurants, fifteen meeting and banquet rooms totaling 50,000 square feet, two 18-hole championship golf courses, twenty-one hard, clay and grass tennis courts (seven of which are lighted), five pool facilities, and a 75,000 square foot spa and fitness center.

        The Company began the renovation of La Costa immediately after its acquisition. The renovation and repositioning plan for La Costa includes the renovation of all 479 rooms and suites, the redesign and renovation of all common areas, the redesign of the main access road to the resort, the upgrade of resort restaurants, the addition of a ballroom and the replacement of the spa. This project is currently estimated to cost $55 million and will be completed over three years.

        The Company has developed a new membership program for La Costa. Members of La Costa's private club are provided use of the resort's golf and tennis and facilities, golf and tennis instruction, fitness facilities, special events, dining and social activities. A full golf membership at La Costa currently requires a $95,000 deposit which is refundable in thirty years (or sooner under certain circumstances), and annual dues of approximately $4,000. Individuals who were members of La Costa's existing membership programs when the Company acquired the resort are being offered new memberships at discounted rates.

The Claremont

        The Claremont is a historic 279-room hotel located near Berkeley, California. Located in the Berkeley Hills, the resort's Bay Area location enjoys views of the San Francisco Bay, the Oakland Bay Bridge and at night the lights of San Francisco and the surrounding Bay Area. The resort encompasses approximately twenty-two acres and its amenities include four restaurants, approximately 30,000 square feet of meeting space, two pools, ten tennis courts, and fitness facilities. In January 2001, The Claremont completed a new 20,000 square foot European style spa with 31 treatment rooms. In September 2001, The Claremont opened Paragon, a co-branded fine dining restaurant at the resort. Since the Company acquired The Claremont, significant improvements have been made throughout the resort, including the aforementioned spa as well as extensive room and common area renovations.

        The Claremont's private club membership currently requires a $11,000 deposit, which is fully refundable in thirty years (or sooner under certain circumstances), and annual dues up to $4,200. Members of Claremont's private club are permitted to use the resort fitness, spa and other facilities.

Grand Traverse

        Grand Traverse is a regional destination resort located in the northwest portion of the lower peninsula of Michigan, approximately six miles from Traverse City, Michigan. The resort covers over 1,000 acres and features a 426-room hotel, approximately 49,000 square feet of conference space, three championship 18-hole golf courses, a 22,000 square foot clubhouse, an 11,000 square foot spa, 15 treatment rooms, nine tennis courts, three swimming pools, three restaurants, approximately 73,000 square feet of fitness facilities, approximately 20,000 square feet of retail space and a private club operation. Grand Traverse also operates a condominium-leasing program comprised of approximately 235 rental units.

        Grand Traverse's private club operation provides golf, tennis and fitness facilities, sports instruction, special events, dining and social activities to its members. A full golf membership at Grand Traverse currently requires a $13,500 deposit which is fully refundable in thirty years (or sooner under certain circumstances), and annual dues of approximately $2,340.

Lake Lanier

        Lake Lanier is a regional destination resort and recreational complex comprised of 1,041 acres located approximately 45 miles northeast of downtown Atlanta, Georgia. It is situated on Lake Lanier, an approximately 38,000-acre lake with approximately 520 miles of shoreline and extensive lakeside primary and secondary homes. It is subleased from a government agency of the State of Georgia (which leases it from the U.S. Army Corps of Engineers) under a fifty-year sublease commencing August 1997. During fiscal 2001, the Company re-branded the Lake Lanier hotel as Emerald Pointe, ending its prior affiliation with Hilton.

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

Marketing and Sales Programs

        The Company's strategy is to position Desert Resorts, Grand Wailea, The Biltmore, Doral, La Costa and The Claremont at the premium end of the specific markets in which they compete. Lake Lanier is currently being positioned as an amenity-oriented, regional resort setting for corporate and other groups seeking alternatives to city-based conference centers, as a regional resort destination for individuals, and as "Atlanta's Playground" for daily attractions and special events. Grand Traverse is positioned as a regional resort for corporate groups and individuals from the Midwest.

        To effectively position its operations, the Company's operating subsidiaries use a number of marketing strategies and distribution channels. The marketing function is directed by three senior executives in the Company's corporate office, however day to day operations are largely decentralized to allow managers who are most familiar with the guest or member population and with the specific property to play an active role in developing the appropriate marketing strategy. The Company uses a combination of print media, direct mail, internet, telemarketing, local and national public relations, to develop market awareness and brand positioning, and to market golf, lodging, memberships, food and beverage and special events to targeted consumers. Although specific marketing activities are largely decentralized, the Company's corporate office develops and implements national marketing and promotional programs, controls trademarks and trademark licensing agreements, conducts public relations and engages advertising agencies, coordinates communications with media sources, and develops video materials, interactive CDs, and Internet Web sites.

        Due to the complex and unique nature of each of the Company's resorts, reservations are taken locally rather than on a centralized basis. However, the Company maintains centralized customer database of all of its resorts' customers to facilitate cross-promotion of its resorts via traditional direct mail and internet based marketing campaigns.

        While the Company's customer base varies by resort (as discussed in the "Customers" section below), a significant portion of resort revenues are derived from corporate and other group business. The Company uses a national sales force to develop corporate and other group business for the resort facilities by focusing on identifying, obtaining and maintaining corporate and other group business through direct relationships with these accounts and through third party meeting managers. The Company has regional sales offices in the following markets: greater New York City, New Jersey and Connecticut; Washington D.C.; Chicago, Illinois (also serving the Detroit, Michigan market); Atlanta, Georgia; as well as Los Angeles and San Francisco, California.

Customers

        The Company's operations attract a broad range of customers. The customers typically include frequent independent travelers ("FIT" guests), corporate and other group participants as well as active users of recreational activities. For the Company as a whole, approximately 55% of our guests are corporate or other group participants and approximately 45% are FIT guests. At Desert Resorts, Grand Wailea, The Biltmore, Doral and La Costa, the customers are drawn from an international, national and regional customer base and typically exhibit the higher spending patterns of affluent corporate and leisure travelers. Desert Resorts' private clubs attract members and non-member guests on a national scale, with higher concentrations of customers from southern California. The private club at Doral typically attracts local corporate and individual golf and fitness enthusiasts.

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

Certain Factors Affecting Resorts

        The Company currently operates resorts in six states, and may experience natural conditions which are beyond its control (such as periods of extraordinarily dry, wet, hot and cold weather, or unforeseen natural events such as hurricanes, fires, floods, severe storms, tornadoes or earthquakes). These conditions may occur at any time and may have a significant impact on the condition and availability of its resort amenities and room base.

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

Certain Uninsured Risks

        The Company currently carries comprehensive liability, fire, flood (for certain resorts), terrorism (for certain resorts) and extended coverage insurance with respect to its resorts and all of the golf courses owned with policy specifications and insured limits and deductibles customarily carried for similar properties. There are, however, certain types of losses (such as those losses incurred as a result of earthquakes, which are of particular concern with respect to Desert Resorts, La Costa and The Claremont, or hurricanes, which are of particular concern with respect to Doral and Grand Wailea) which may be either uninsurable, only partially insurable or not economically insurable. As a result, in the event of such a loss, the Company could lose all or a significant portion of both its capital invested in, and anticipated profits from, one or more of the Company's resorts and/or certain resort amenities.

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

Competition

        The recreation industry is highly competitive. The Company's resorts compete with other golf, spa and recreation-based resorts some of which have significantly more resources than the Company. These include premier independent resorts as well as national hotel chains. In addition, the Company's resorts compete with other recreational businesses, such as cruise ships and gaming casinos. The Company believes that it competes based on brand name recognition, location, room rates and the quality of its services and amenities. The number and quality of competing resorts and/or hotels in a particular area could have material effect on the Company's revenues.

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

Seasonality

        The operations of some of the Company's properties are seasonal. Primarily due to the popularity of Desert Resorts, The Biltmore, and Doral during the winter and early spring months, approximately 60% of these properties' revenues are recognized in the first two quarters of the fiscal year, while Lake Lanier and Grand Traverse generate approximately 70% of their revenue during the summer and fall months, thereby being recorded in the last two quarters of the fiscal year. Grand Wailea, La Costa and The Claremont generally reflect less seasonality in their operations.

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

        KSL La Costa Resort Corporation owns certain trademarks, which are integral to its business and operations. The most significant of these include La Costa Resort & Spa (words and design) and the LC (logo and design). Such trademarks are currently registered with the United States Patent and Trademark Office.

Employees

        For the year ended October 31, 2002, the Company employed approximately 8,000 persons during its peak seasons and approximately 7,000 persons during its off-peak seasons. In addition, the Parent employs approximately 45 persons who render services in connection with the Company's operations at its corporate headquarters. The Company believes that its employee relations are generally good. Unions represent none of the employees at Desert Resorts, Doral, Grand Traverse or Lake Lanier. At Grand Wailea, one union represents approximately 76% of employees. At the Biltmore, one union represents less than 1% of its employees. At La Costa, one union represents approximately 50% of employees. At The Claremont, three unions represent approximately 51% of employees. The Company is currently engaged in collective bargaining with unions at Biltmore, La Costa and The Claremont.

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

Item 2. Properties

Properties	City/State	Owned/Leased
Desert Resorts
La Quinta Resort & Club	La Quinta, California	Owned
PGA WEST	La Quinta, California	Owned
Grand Wailea Resort Hotel & Spa	Maui, Hawaii	Owned
The Arizona Biltmore Resort and Spa	Phoenix, Arizona	Owned
Doral Golf Resort and Spa	Miami, Florida	Owned
La Costa Resort and Spa	Carlsbad, California	Owned
The Claremont Resort & Spa	Berkeley, California	Owned
Grand Traverse Resort & Spa	Acme, Michigan	Owned
Lake Lanier Islands Resort	Lake Lanier Islands, Georgia	Leased

        Descriptions of the Company's significant properties are provided in the "Business" section. All properties are owned or leased by subsidiaries of the Company. The corporate office is located in La Quinta, California in a facility owned by and shared with an affiliated Company.

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

Item 4. Submission of Matters to a Vote of Security Holders

        By Unanimous Written Consent of Shareholders in Lieu of Annual Meeting dated as of October 31, 2002, the following individuals were elected directors of the Company:

    Henry R. Kravis
    George R. Roberts
    Paul E. Raether
    Paul M. Hazen
    John K. Saer, Jr.
    Michael S. Shannon
    Larry E. Lichliter

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

	Year Ended October 31,
	2002(1)		2001(2)		2000		1999(3)		1998(4)
	(in thousands, except ratios, share and per share amounts)
Revenues:
Resort	$532,128		$508,620		$446,180		$419,465		$296,953
Real estate	29,706		28,145		18,791		34,255		912

Total revenues	$561,834		$536,765		$464,971		$453,720		$297,865
Operating expenses:
Resort	373,662		351,882		319,621		304,492		218,876
Real estate	11,861		21,009		14,590		24,184		927
Depreciation and amortization	67,383		63,160		50,687		55,569		36,354

Total operating expenses	$452,906		$436,051		$384,898		$384,245		$256,157
Income from operations	108,928		100,714		80,073		69,475		41,708
Gain on sale of subsidiary	—		—		—		22,393		—
Net interest expense	70,019		73,700		49,165		48,665		33,125
Net income	$20,512		$12,404		$16,140		$23,332		$14,114

Net income per share	$20,512		$12,404		$16,140		$23,332		$14,114
Weighted-average number of common shares and common share equivalents	1,000		1,000		1,000		1,000		1,000

Balance Sheet Data:
Cash and cash equivalents	17,726		37,491		16,567		9,369		5,248
Total assets	1,466,222		1,367,986		1,034,457		1,026,068		737,593
Debt and capital leases (including current portion)	855,200		834,919		564,632		584,109		442,212
Cash Flow Data:
Cash flows from operating activities	$113,432		$123,069		$68,602		$82,050		$33,820
Cash flows from investing activities	(170,214)		(325,207)		(51,809)		(9,059)		(135,198)
Cash flows from financing activities	37,017		223,062		(9,595)		(68,870)		82,570
Other Data:
EBITDA(5)	$172,411		$159,091		$126,981		$145,184		$76,596
Net membership deposits(6)	24,036		22,905		28,964		27,174		17,544
Adjusted net membership deposits(7)	24,036		22,905		28,964		19,054		17,544
Other non-cash or non-recurring items(8)	3,900		7,338		3,779		(20,022)		1,820
Adjusted EBITDA(9)	200,347		189,334		159,724		144,216		95,960
Ratio of earnings to fixed charges(10)	1.5	x	1.3	x	1.5	x	1.7	x	1.2	x

1)
The La Costa Resort & Spa was acquired in November 2001. Accordingly, the Company's operating results for fiscal 2002 include approximately eleven months of operations for La Costa Resort & Spa. Additionally, the Company adopted SFAS 142 Goodwill and Other Intangible Assets during fiscal 2002, resulting in non-amortization of goodwill. (see Note 1)

2)
The Arizona Biltmore was acquired in December 2000. Accordingly, the Company's operating results for fiscal 2001 include approximately ten months of operations for The Arizona Biltmore.

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

4)
The Claremont was acquired in April 1998. Accordingly, the Company's operating results for fiscal 1998 include approximately six months of operations for The Claremont.

5)
EBITDA is defined as net income before (i) income tax expense; (ii) depreciation and amortization; and (iii) net interest expense. EBITDA is not defined under generally accepted accounting principles ("GAAP"), and it may not be comparable to similarly titled measures reported by other companies. EBITDA should not be construed as an indicator of the Company's operating performance or as an alternative to profitability measures as determined in accordance with GAAP. Additionally, EBITDA should not be construed by investors as a measure of the Company's liquidity or ability to meet all cash needs or as an alternative to cash flows from operating, investing and financing activities as determined in accordance with GAAP, nor should EBITDA be construed by investors as an alternative to any other determination under GAAP.

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

7)
Adjusted Net Membership Deposits is defined as Net Membership Deposits, excluding $8.1 million in fiscal 1999 and $7.1 million in fiscal 2002, because these amounts relate to membership deposits assumed in connection with the acquisitions of the Grand Wailea Resort and La Costa Resort, respectively.

8)
Other non-cash charges (income) and non-recurring items consist of losses on asset disposals, gain on sale of subsidiary, non-recurring charges such as restructuring charges and non-cash membership related items.

9)
Adjusted EBITDA is defined as EBITDA adjusted for (i) net membership deposits and (ii) other non-cash and non-recurring items. Adjusted EBITDA should not be construed as an indicator of the Company's operating performance or as an alternative to profitability measures as determined in accordance with GAAP. Additionally, Adjusted EBITDA should not be construed by investors as a measure of the Company's liquidity or ability to meet all cash needs or as an alternative to cash flows from operating, investing and financing activities as determined in accordance with GAAP, nor should Adjusted EBITDA be construed by investors as an alternative to any other determination under GAAP. The Company's Adjusted EBITDA may not be comparable to similarly titled measures reported by other companies. EBITDA and Adjusted EBITDA are calculated in accordance with the Company's Amended and Restated Credit Facility. From the Company's perspective, EBITDA, net membership cash flow and other non-cash items, together as Adjusted EBITDA, provide the most meaningful measure of the recurring cash flow from the operations. In addition, the ratio of Adjusted EBITDA to Net Interest Expense reflects the Company's ability to meet its debt service requirements. A reconciliation of net income to Adjusted EBITDA follows:

	2002	2001	2000	1999	1998
Net income	$20,512	$12,404	$16,140	$23,332	$14,114
Income tax expense (benefit)	14,497	9,827	10,989	17,618	(6,997)
Net interest expense	70,019	73,700	49,165	48,665	33,125
Depreciation and amortization	67,383	63,160	50,687	55,569	36,354

EBITDA	172,411	159,091	126,981	145,184	76,596
Adjusted net membership deposits	24,036	22,905	28,964	19,054	17,544
Other non-cash or non-recurring items	3,900	7,338	3,779	(20,022)	1,820

Adjusted EBITDA	$200,347	$189,334	$159,724	$144,216	$95,960

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

        The determination of estimated useful lives for property and equipment for purpose of recording depreciation and amortization expense is inherently subjective and dependent on the Company's plans for renovations and replacement of such assets. In estimating useful lives for its property and equipment, the Company uses its forecasted capital expenditures for the individual resorts and planned timing of renovations of the various owned properties.

        Long-Lived Assets—Management regularly reviews real estate, property and equipment and other long-lived assets, including certain identifiable intangibles and goodwill, for possible impairment. This review occurs annually, or more frequently if events or changes in circumstances indicate the carrying amount of the asset may not be recoverable. If there is indication of impairment of real estate, property and equipment or amortizable intangible assets, then management prepares an estimate of future cash flows (undiscounted and without interest charges) expected to result from the use of the asset and its eventual disposition. If these cash flows are less than the carrying amount of the asset, an impairment loss is recognized to write down the asset to its estimated fair value. The fair value is estimated at the present value of the future cash flows discounted at a rate commensurate with management's estimates of the business risks. Annually, or earlier, if there is indication of impairment of identified intangible assets not subject to amortization, management compares the estimated fair value with the carrying amount of the asset. An impairment loss is recognized to write down the intangible asset to its fair value if it is less than the carrying amount. Annually, or earlier, if there is indication of impairment of goodwill, management compares the fair value of the business unit to its carrying value. If the estimated fair value of the related business unit is less than the carrying amount, an impairment loss is recognized to write down the goodwill to its implied fair value. Real estate assets, if any, for which management has committed to a plan to dispose of the assets, whether by sale or abandonment, are reported at the lower of carrying amount or fair value less cost to sell. Preparation of estimated expected future cash flows is inherently subjective and is based on management's best estimate of assumptions concerning expected future conditions. No impairments were identified as of October 31, 2002.

        Management believes that the accounting estimate related to asset impairment is a "critical accounting estimate" because: (1) it is highly susceptible to change from period to period because it requires company management to make assumptions about cash flows and discount rates; and (2) the impact that recognizing an impairment would have on the assets reported on the Company's consolidated balance sheet, as well as net income, could be material. Management's assumptions about cash flows and discount rates require significant judgment because actual revenues and expenses have fluctuated in the past and are expected to continue to do so. In estimating future revenues, the Company uses its internal budgets. Internal budgets are developed based on recent revenues data for existing properties and planned timing of capital expenditures at the various properties and its related impact on ADR and RevPAR.

Recent Accounting Pronouncements

        See Note 2 to Consolidated Financial Statements regarding recently issued accounting pronouncements.

Consolidated Results of Operations

        For the years ended October 31, 2002, 2001 and 2000, net income totaled $20.5 million, $12.4 million and $16.1 million, respectively. Income from operations totaled $108.9 million, $100.7 million and $80.1 million in fiscal 2002, 2001 and 2000, respectively. The improvement in operating results from the year ended October 31, 2001 to the year ended October 31, 2002 relates primarily to the sale of a land parcel near La Quinta Resort and Spa. This sale generated $13.1 million in operating income for the Real Estate segment. This increase was offset by decreases in the Resort segment, which was impacted by the aftermath of the tragic events of September 11, 2001 and their impact on the hospitality industry, as well as the persistent economic weakness in the U.S. economy throughout 2002. The improvement in operating results from the year ended October 31, 2000 to the year ended October 31, 2001 relates primarily to the impact of the acquisition of The Arizona Biltmore on December 22, 2000. Additional information relating to the operating results for each business segment is set forth below.

        During 2002, the Company adopted SFAS 142 Goodwill and Other Intangible Assets and ceased amortization of goodwill. Had the non-amortization provision of SFAS 142 been adopted as of November 1, 1999, net income and net income per share for the years ended October 31, 2002, 2001 and 2000 would have been adjusted as follows:

	2002	2001	2000
	(in thousands, except per share data)
Reported net income for the period	$20,512	$12,404	$16,140
Add back: Goodwill amortization, net of tax	—	3,414	2,945

Adjusted net income for the period	$20,512	$15,818	$19,085

Basic and diluted net income per share—
Reported net income per share for the period	$20,512	$12,404	$16,140

Adjusted net income per share for the period	$20,512	$15,818	$19,085

        There was no goodwill acquired or goodwill impairment losses recognized during the year ended October 31, 2002.

Resort Segment

        Select operating data for the Company's resort segment for the years indicated is as follows:

	Year Ended October 31,
	2002	2001	2000
	(in thousands, except operating statistics)
Resort revenues:
Rooms	$209,767	$204,502	$172,338
Food and beverage	135,435	127,553	112,897
Golf fees	30,155	30,403	32,809
Dues and fees	29,751	25,339	21,596
Merchandise	23,572	23,283	21,800
Spa	32,292	28,379	23,458
Other	71,156	69,161	61,282

Total resort revenues	532,128	508,620	446,180
Resort operating income	91,083	93,578	75,872
Operating statistics:
Available room nights	1,696,070	1,482,588	1,245,457
Occupancy	56.7%	62.7%	67.3%
ADR (average daily room rate)	$217.63	$219.88	$205.64
RevPAR (revenue per available room night)	$123.38	$137.94	$138.35

Fiscal Year Ended October 31, 2002 Compared to Fiscal Year Ended October 31, 2001

        Resort Revenues.    Resort revenues increased by $23.5 million or 4.6%, from $508.6 million in fiscal 2001 to $532.1 million in fiscal 2002. The increase can be attributed to the acquisition of The La Costa Resort & Spa in fiscal 2002. The acquisition of La Costa was accounted for as a purchase and from the date of its acquisition, November 16, 2001, through the end of the fiscal 2002 this resort generated $37.7 million in revenue. For the full year, rooms revenue for the Company increased by $5.3 million or 2.6%; food and beverage sales increased by $7.9 million or 6.2%; dues and fees increased $4.4 million or 17.4%; merchandise sales increased by $0.3 million or 1.2%; spa revenue increased by $3.9 million or 13.8%; and other revenue increased by $2.0 million or 2.9%. Golf fees decreased by $0.2 million or 0.8%, due to the decrease in occupancy as well as an increase in high-end competition at the Company's golf resorts.

        The increase in revenue due to the acquisition of La Costa was offset by a reduction in revenues at the resorts owned for over one year. These reductions were due to the aftermath of the tragic events of September 11th and the persistent economic weakness throughout 2002, as discussed above. Occupancy for fiscal 2002 decreased 6 points compared to the same period in fiscal 2001. The lower occupancy had a negative impact on rooms revenue as well as the ancillary revenues that our guests typically spend at our resorts.

        During fiscal 2002, the Company was engaged in ongoing capital improvements at all of its resorts, which the Company believes will add to future revenues. These capital improvements totaled approximately $54.0 million in fiscal 2002. While management believes these capital improvements will enhance the guest experience and provide future revenue growth, their short-term impact caused some disruption to normal business levels and hence dampened revenue growth.

        Resort operating expenses.    With the exception of the cost of real estate sold, substantially all of the Company's operating expenses, including depreciation and amortization and the corporate fee, relate to the Resort segment. Operating expenses (excluding depreciation and amortization, the corporate fee, and restructuring expense) increased by $21.9 million, or 6.4%, from $341.6 million in fiscal 2001 to $363.5 million in fiscal 2002. The increase can be attributed to the acquisition of La Costa, which had $33.6 million of operating expenses in fiscal 2002. This increase was partly offset by strong expense controls across all resorts. Prior to September 11th, the Company was aggressively reducing costs in an effort to match its cost structure with the economic slowdown which began in January 2001.

        Depreciation and amortization increased $4.2 million or 6.7%. This increase was due to the impact of the acquisition of La Costa and ongoing capital improvements at each of the resorts. These increases were offset by the Company's adoption of SFAS 142, as the Company ceased amortizing its goodwill effective November 1, 2001. Had the Company not adopted this statement, it would have recorded additional amortization of approximately $6.0 million in fiscal 2002.

        Resort operating income.    Operating income decreased $2.5 million, or 2.7%, from $93.6 million in fiscal 2001 to $91.1 million in fiscal 2002 due to the factors detailed above. The operating margin for the resort segment was 17.1% in fiscal 2002 as compared to 18.4% in fiscal 2001.

        Real Estate Operations.    Real estate revenue totaled $29.7 million in fiscal 2002 as compared to $28.1 million in fiscal 2001, a year over year increase of $1.6 million or 5.5%. Operating income earned by the real estate segment increased $10.7 million or 150.1% from $7.1 million in 2001 to $17.8 million in 2002. The increases in real estate revenue and operating income can be attributed to the sale of a parcel of land near La Quinta in fiscal 2002, which generated $13.1 million in operating income for the real estate segment. Also, in fiscal 2002, a contingency was satisfied related to the sale of a land parcel in fiscal 2001 and $1.4 million in revenue and operating income was recognized in fiscal 2002. Additionally in fiscal 2002, the Company received the final installment in connection with the sale of the Cherry Key parcel near Grand Traverse for $2.8 million. In fiscal 2001, the Company completed the sale of "The Grove" parcel of land for $8.2 million (net of $1.4 million, which was deferred pending satisfaction of certain contingencies) which generated operating income of $3.8 million.

        Beginning in 1999, the real estate segment developed 98 single-family "casitas-style" homes adjacent to La Quinta (the "La Quinta Resort Homes") in four phases. Construction of the final phase of the La Quinta Resort Homes was completed in fiscal 2001. The real estate segment sold the last 5 guest casitas for approximately $3.3 million in fiscal 2002, compared to fiscal 2001 when the real estate segment sold 25 of these casitas for approximately $18.0 million.

        Net interest expense.    Net interest expense decreased by $3.7 million or 5.0% from $73.7 million in fiscal 2001 to $70.0 million in fiscal 2002. Interest expense for the year ended October 31, 2002 consisted primarily of interest on the Company's (i) $125.0 million 10.25% Senior Subordinated Notes due 2007; (ii) $275.0 million mortgage secured by the Grand Wailea Resort; (iii) Term A, Term B and Term C Notes drawn against the Company's Amended and Restated Credit Facility totaling $268.3 million; (iv) $56.3 million mortgage secured by the Arizona Biltmore Resort and Spa; (v) $51.0 million mortgage secured by the La Costa Resort and Spa; and (vi) revolving borrowings under the Company's Amended and Restated Credit Facility. The decrease in interest expense can be attributed to lower average interest rates in fiscal 2002, partially offset by the Company's increased debt level due to the acquisition of La Costa.

        Income Tax Expense.    Income tax expense increased to $14.5 million in fiscal 2002 from $9.8 million in fiscal 2001. The Company's effective tax rate for fiscal 2002 was 41.4% as compared to 44.2% in fiscal 2001. The higher effective tax rate in fiscal 2001 can be primarily attributed to the change in the Company's federal tax rate. The Company's net deferred tax liabilities generated prior to fiscal 2001 were created based on a 34% federal income tax rate as the Company had taxable income less than $10.0 million during that period. In fiscal 2001, the Company's taxable income increased to over $10.0 million and thus the Company's federal tax rate increased from 34% to 35%. The change in the carrying value of these deferred tax liabilities resulted in an approximate 4.0 percentage point increase in the Company's effective tax rate in fiscal 2001.

        Net income.    Net income increased by $8.1 million or 65.4% from $12.4 million in fiscal 2001 to $20.5 million in fiscal 2002.

        Adjusted EBITDA.    Adjusted EBITDA increased by $11.0 million or 5.8% from $189.3 million in fiscal 2001 to $200.3 million in fiscal 2002 primarily due to the factors described above, as well as a $1.1 million or 4.9% increase in net membership deposits.

Fiscal Year Ended October 31, 2001 Compared to Fiscal Year Ended October 31, 2000

        Resort Revenues.    Resort revenues increased by $62.4 million or 14.0%, from $446.2 million in fiscal 2000 to $508.6 million in fiscal 2001. The increase can be attributed to the acquisition of The Biltmore in fiscal 2001. The acquisition of The Biltmore was accounted for as a purchase and from the date of its acquisition through the end of the fiscal 2001 this resort generated $76.4 million in revenue. For the full year, rooms revenue for the Company increased by $32.1 million or 18.7%; food and beverage sales increased by $14.7 million or 13.0%; dues and fees increased $3.7 million or 17.3%; merchandise sales increased by $1.5 million or 6.8%; spa revenue increased by $4.9 million or 21.0%; and other revenue increased by $7.9 million or 12.9%. Golf fees decreased by $2.4 million or 7.3%, due to the decrease in occupancy as well as an increase in high-end competition at the Company's golf resorts.

        The increase in revenue was offset by a reduction in revenues at the resorts owned for over one year. These reductions can be attributed to the tragic events of September 11th as discussed above. In the 48 days from September 11th through our fiscal year end, management estimates that the Company lost between $25 to $35 million in revenues. This lost revenue can be attributed to significant group and FIT cancellations at our resorts. Subsequent to September 11th through the end of our fiscal year, we received cancellations totaling approximately 70,000 room nights or over 5% of our annual rooms demand. In addition the Company experienced a considerable reduction in bookings and arrivals by potential customers through the end of the fiscal year. The result of these two factors was occupancy approximately 25 points below the same period in fiscal 2000. The lower occupancy had a negative impact on rooms revenue as well as the ancillary revenues that our guests typically spend at our resorts.

        Resort operating expenses.    With the exception of the cost of real estate sold, substantially all of the Company's operating expenses, including depreciation and amortization and the corporate fee, relate to the Resort segment. Operating expenses (excluding depreciation and amortization, the corporate fee, and restructuring expense) increased by $32.7 million, or 10.6%, from $308.9 million in fiscal 2000 to $341.6 million in fiscal 2001. The increase can be attributed to the acquisition of the Arizona Biltmore, which represented $45.1 million of operating expenses in fiscal 2001. This increase was offset by strong expense controls across all resorts. Prior to September 11th, the Company was aggressively reducing costs in an effort to match its cost structure with the economic slowdown which began in January 2001. Subsequent to September 11th, the Company strengthened its focus on expense reduction by eliminating non-essential spending as discussed in the "Restructuring Expense" section below.

        Depreciation and amortization increased $12.5 million or 24.6%. This increase was due to the impact of the acquisition of the Arizona Biltmore and ongoing capital improvements at each of the resorts.

        Restructuring expense:    Responding to the reduced business levels following the tragic events of September 11th, the Company implemented a stringent cost mitigation plan across its resort portfolio. The plan included the reduction of approximately 15% of the Company's salaried management workforce accomplished by the elimination of 113 management positions. In addition, the Company reduced its hourly labor costs by eliminating 333 hourly positions and by reducing the number of hours of many of our hourly employees. The cost of severance payments related to the elimination of positions totaled $0.5 million and was recorded as restructuring expense and paid in fiscal 2001. In addition, the Company eliminated non-essential spending such as travel and entertainment, supplies and similar expenses. The Company expects operating expenses to decrease 10% to 15% as a result of the cost mitigation plan.

        Resort operating income.    Operating income increased $17.2 million, or 22.5%, from $76.4 million in fiscal 2000 to $93.6 million in fiscal 2001 due to the factors detailed above. The operating income margin for the resort segment was 18.4% in fiscal 2001 as compared to 17.1% in fiscal 2000.

        Real Estate Operations.    Real estate revenue totaled $28.1 million in fiscal 2001 as compared to $18.8 million in fiscal 2000, a year over year increase of $9.3 million or 50.0%. Operating income earned by the real estate segment increased $2.9 million or 69.9% from $4.2 million in 2000 to $7.1 million in 2001. The increases in real estate revenue and operating income can be attributed to: (i) the sale of "The Grove" parcel of land in July 2001 for $8.2 million, (net of $1.4 million deferred pending satisfaction of certain contingencies) which generated operating income of $3.8 million; and (ii) an increase in the sales price of guest casitas adjacent to La Quinta Resort and Spa in fiscal 2001 as compared to fiscal 2000.

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

        Income Tax Expense.    Income tax expense decreased to $9.8 million in fiscal 2001 from $11.0 million in fiscal 2000. The Company's effective tax rate for fiscal 2001 was 44.2% as compared to 40.5% in fiscal 2000. The higher effective tax rate in fiscal 2001 can be primarily attributed to the change in the Company's federal tax rate during the current year. The Company's net deferred tax liabilities generated prior to fiscal 2000 were created based on a 34% federal income tax rate as the Company had taxable income less than $10 million during that period. In fiscal 2001, the Company's taxable income increased to over $10.0 million and thus the Company federal tax rate has increased from 34% to 35%. As the Company expects to continue to be subject to the 35% tax rate in the foreseeable future, the net deferred tax liabilities will likely become current deferred tax liabilities at a 35% rate. The change in the carrying value of these deferred tax liabilities resulted in an approximate 4.0 percentage point increase in the Company's effective tax rate in fiscal 2001.

        Net income.    Net income decreased by $3.7 million or 23.1% from $16.1 million in fiscal 2000 to $12.4 million in fiscal 2001.

        Adjusted EBITDA.    Adjusted EBITDA increased by $29.6 million or 18.5% from $159.7 million in fiscal 2000 to $189.3 million in fiscal 2001 primarily due to the factors described above as well as an increase in other non-cash items of $3.6 million or 94.2%, from $3.8 million in fiscal 2000 to $7.3 million in fiscal 2001. This increase was offset by a decrease in Adjusted Net Membership Deposits of $6.1 million or 20.9%, from $29.0 million in fiscal 2000 to $22.9 million in fiscal 2001. In addition, management estimates that the Company lost between $15 to $20 million of Adjusted EBITDA in the forty-eight days subsequent to the terrorist attacks discussed above through the end of the fiscal year.

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

        The following is the Company's unaudited pro forma comparative financial information and pro forma operating statistics, assuming the Biltmore and La Costa transactions occurred as of November 1, 2000:

	Year Ended October 31,
	2002	2001
	(in thousands, except operating statistics)
Revenues	$563,726	$600,833
Net income	20,063	9,831
EBITDA	172,591	173,217
Adjusted EBITDA	200,524	205,211
Operating statistics:
Occupancy	56.6%	61.8%
ADR (average daily room rate)	$216.80	$216.13
RevPAR (revenue per available room night)	$122.71	$133.57

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

        During fiscal 2002, cash flow provided by operating activities was $113.4 million compared to $123.1 million in fiscal 2001. Fiscal 2002 included cash paid for taxes of $4.3 million compared to cash paid for taxes of $7.2 million in fiscal 2001. As of October 31, 2002, the Company had cash and cash equivalents of $17.7 million (excluding restricted cash of $19.7 million). The Company's long-term debt at October 31, 2002 included (i) $125.0 million 10.25% Senior Subordinated Notes due 2007; (ii) a $275.0 million mortgage secured by the Grand Wailea Resort; (iii) Term A, Term B and Term C Notes totaling $268.3 million drawn against the Company's Amended and Restated Credit Facility; (iv) $56.3 million mortgage secured by the Arizona Biltmore Resort and Spa; (v) $51.0 million mortgage secured by the La Costa Resort and Spa; and (vi) $45.0 million revolving borrowings under the Company's Amended and Restated Credit Facility

        During fiscal 2002, cash flow used in investing activities was $170.2 million compared to $325.2 million in fiscal 2001. Investing activities in fiscal 2002 included the purchase of La Costa as discussed above; whereas fiscal 2001 included the purchase of the Biltmore also discussed above. In addition, capital expenditures totaled $54.0 million and $43.4 million for the fiscal years ended October 31, 2002 and 2001, respectively. Although the Company has no material firm commitments for capital expenditures, the Company expects to invest significant capital in its Resort properties in the future to drive revenue growth. For fiscal 2003, the Company expects to invest approximately $100.0 million in capital improvements at its resorts.

        During fiscal 2002, cash flow provided by financing activities was $37.0 million compared to $223.1 million during fiscal 2001. The financing activities in both years consisted primarily of net borrowings to finance the investing activities discussed above, which were not financed by cash flow from operations.

        The following represents a summary of the Company's contractual obligations and related scheduled maturities as of October 31, 2002 (in thousands):

	Long Term Debt	Capital Lease Obligations, including interest	Total
Year ending October 31:
2003	$4,587	$4,819	$9,406
2004	49,745	4,199	53,944
2005	101,924	3,779	105,703
2006	325,101	3,459	328,560
2007	293,803	3,200	297,003
Thereafter	45,395	127,200	172,595

	$820,555	$146,656	$967,211

        The Company also has standby letters of credit under its credit facility for approximately $7.0 million in connection with the Company's self insurance programs.

        The terms of the credit facility contain certain financial covenants including interest coverage, fixed charges, leverage ratios and restrictions on dividends. Certain of the long-term debt agreements provide that any distributions of profits must satisfy certain terms and must be approved by the lenders, require the Company to maintain specified financial ratios and, in some instances, govern investments, capital expenditures, asset dispositions and borrowings. In addition, mandatory prepayments are required under certain circumstances, including the sale of assets. The credit facility contains provisions under which commitment fees and interest rates for the revolving credit facility will be adjusted in increments based on the achievement of certain performance goals. The Company was in compliance with its financial covenants at October 31, 2002.

        If any event of default shall occur for any reason, whether voluntary or involuntary, the lenders can declare all or any portion of the outstanding principal amount of the loans and other obligations to be due and payable and/or the commitments to be terminated, whereupon the full unpaid amount of such loans and other obligations become immediately due and payable, without further notice, and the Company shall automatically and immediately be obligated to deposit with the lenders cash collateral in an amount equal to all letters of credit outstanding.

        As of October 31, 2002, the Company had a revolving credit facility, which allowed for maximum borrowings of $216.1 million. Maximum borrowings under the revolving credit line decrease to $186.6 million in May 2003. Borrowings under the credit facility bear interest at variable rates up to 2.875% above LIBOR or 1.875% above the Syndication Agent's base rate. As of October 31, 2002 borrowings under the revolving credit facility were $45.0 million, bore interest at LIBOR plus 1.25% and mature on April 30, 2004.

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

        Consistent with the Company's operating strategy, it may continue to acquire additional resorts, golf facilities or other recreational facilities, and in connection therewith, and if it did so, the Company would likely incur additional indebtedness. In the event that the Company incurs such additional indebtedness, its ability to make principal and interest payments on its existing indebtedness may be adversely impacted.

Inflation

        Inflation and changing prices have not had a material impact on the Company's revenue and results of operations. Based on the current economic climate, the Company does not expect that inflation and changing prices will have a material impact on the Company's revenue or earnings during fiscal 2003. However, there can be no assurance that increases in labor and other operating costs due to inflation will not have a material impact on the Company's future profitability.

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

Item 7a. Quantitative and Qualitative Disclosures About Market Risk

        The Company's most significant "market risk" exposure is the effect of changing interest rates. The Company manages its interest expense risk by using a combination of fixed and variable rate debt and interest rate cap and swap agreements. At October 31, 2002, the Company's debt consisted of approximately $125.0 million and $56.2 million of fixed rate debt at a weighted average interest rate of 10.25% and 8.25%, respectively, and $639.3 million of variable rate debt at a weighted average interest rate of 6.42% for the fiscal year. The Company entered into interest swap agreements to reduce its exposure to interest rate fluctuations on its variable rate debt. As of October 31, 2002, the Company had swap agreements in effect with notional amounts totaling $275.0 million.

        The amount of variable rate debt fluctuates during the year based on the Company's cash requirements. If average interest rates were to increase one percent for the year ended October 31, 2002, the net impact on the Company's pre-tax earnings would have been approximately $3.4 million.

Item 8.    Financial Statements and Supplementary Data

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholder of
KSL Recreation Group, Inc.:

        We have audited the accompanying consolidated balance sheets of KSL Recreation Group, Inc. and subsidiaries (the "Company") (a wholly owned subsidiary of KSL Recreation Corporation) as of October 31, 2002 and 2001, and the related consolidated statements of income and comprehensive income, stockholder's equity and cash flows for each of the three years in the period ended October 31, 2002. Our audits also included the financial statement schedule listed in the index at Item 15. These financial statements and this financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and this financial statement schedule based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of KSL Recreation Group, Inc. and subsidiaries as of October 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended October 31, 2002 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

        As discussed in Note 2 to the financial statements, the Company changed its method of accounting for goodwill and other intangible assets effective November 1, 2001, and its method of accounting for derivative instruments and hedging activities effective November 1, 2000.

Deloitte & Touche LLP

Costa Mesa, California
January 21, 2003

KSL RECREATION GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
FOR THE YEARS ENDED OCTOBER 31, 2002, 2001 and 2000

	2002	2001	2000
	(in thousands, except share and per share data)
Revenues:
Resort	$532,128	$508,620	$446,180
Real estate	29,706	28,145	18,791

Total revenues	561,834	536,765	464,971
Expenses:
Cost of real estate	11,598	19,584	13,654
Payroll and benefits	180,531	166,826	152,977
Other expenses	183,240	176,189	156,876
Depreciation and amortization	67,383	63,160	50,687
Corporate fee	10,154	9,744	10,704
Restructuring expense	—	548	—

Total operating expenses	452,906	436,051	384,898

Income from operations	108,928	100,714	80,073
Other income (expense):
Interest income	1,636	2,764	1,299
Interest expense	(71,655)	(76,464)	(50,464)
Other expense	(3,900)	(4,783)	(3,779)

Other expense, net	(73,919)	(78,483)	(52,944)

Income before income tax expense	35,009	22,231	27,129
Income tax expense	14,497	9,827	10,989

Net income	$20,512	$12,404	$16,140

Basic and diluted earnings per share	$20,512	$12,404	$16,140

Weighted average number of shares	1,000	1,000	1,000

Comprehensive income:
Net income	$20,512	$12,404	$16,140
Cumulative effect of change in accounting principle, net of tax		2,728	—
Change in fair value of derivative instruments, net of tax	6,322	(13,595)	—

Other comprehensive income (loss)	6,322	(10,867)	—

Comprehensive income	$26,834	$1,537	$16,140

See accompanying notes to consolidated financial statements.

KSL RECREATION GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS AS OF OCTOBER 31, 2002 and 2001

	2002	2001
	(in thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$17,726	$37,491
Restricted cash	12,806	10,726
Trade receivables, net of allowance for doubtful receivables of $1,154 and $993, respectively	30,255	21,513
Inventories	11,126	11,159
Current portion of notes receivable	6,665	7,207
Prepaid expenses and other current assets	4,646	3,510
Receivable from Parent	—	2,832
Deferred income taxes	5,256	4,636

Total current assets	88,480	99,074
Real estate under development	744	2,199
Property and equipment, net	1,041,299	948,747
Notes receivable, less current portion	5,326	7,298
Restricted cash, less current portion	6,854	7,216
Goodwill	121,876	121,876
Other intangible assets, net	197,590	169,988
Other assets	4,053	11,588

	$1,466,222	$1,367,986

LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
Accounts payable	$14,919	$14,704
Accrued liabilities	56,315	40,622
Current portion of long-term debt	4,587	4,442
Current portion of obligations under capital leases	1,373	1,124
Customer and other deposits	27,812	27,446
Deferred income and other	6,112	7,502
Payable to Parent	1,282	—

Total current liabilities	112,400	95,840
Long-term debt, less current portion	815,968	797,047
Obligations under capital leases, less current portion	33,272	32,306
Other liabilities	10,993	23,771
Member deposits	178,131	149,271
Deferred income taxes	28,244	15,216
Commitments and contingencies
Stockholder's equity:
Common stock, $.01 par value, 25,000 shares authorized, 1,000 outstanding	—	—
Additional paid-in capital	258,843	252,998
Retained earnings	32,916	12,404
Accumulated other comprehensive loss, net of tax	(4,545)	(10,867)

Total stockholder's equity	287,214	254,535

	$1,466,222	$1,367,986

See accompanying notes to consolidated financial statements.

KSL RECREATION GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY
FOR THE YEARS ENDED OCTOBER 31, 2002, 2001 and 2000

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
	(in thousands)
BALANCE, November 1, 1999	—	$256,810	$—	$—	$256,810
Dividends	—	—	(16,140)	—	(16,140)
Capital distributions	—	(3,812)	—	—	(3,812)
Net income	—	—	16,140	—	16,140

BALANCE, October 31, 2000	—	252,998	—	—	252,998
Net income	—	—	12,404	—	12,404
Other comprehensive loss	—	—	—	(10,867)	(10,867)

BALANCE, October 31, 2001	—	252,998	12,404	(10,867)	254,535
Capital contributions	—	5,845	—	—	5,845
Net income	—	—	20,512	—	20,512
Other comprehensive income	—	—	—	6,322	6,322

BALANCE, October 31, 2002	—	$258,843	$32,916	$(4,545)	$287,214

See accompanying notes to consolidated financial statements.

KSL RECREATION GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED OCTOBER 31, 2002, 2001 and 2000

	2002	2001	2000
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$20,512	$12,404	$16,140
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	67,383	63,160	50,687
Amortization of debt issuance costs	3,811	2,238	1,015
Deferred income taxes	8,171	952	2,144
Provision for losses on trade and notes receivable	523	659	698
Loss on disposals and sales of property and equipment	3,621	4,500	3,495
Changes in operating assets and liabilities, net of effects of acquisition of businesses:
Trade receivables	(6,570)	12,561	(1,871)
Inventories	799	171	(969)
Notes receivable	1,370	77	244
Prepaid expenses and other current assets	(1,032)	3,179	4,252
Other assets	7,697	5,477	46
Accounts payable	(5,277)	874	(385)
Accrued liabilities and income taxes payable	3,466	3,414	(7,474)
Accrued interest payable	8,481	1,182	(71)
Deferred income, customer deposits and other	(3,149)	8,443	509
Other liabilities	3,626	3,778	142

Net cash provided by operating activities	113,432	123,069	68,602
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of businesses, net of cash acquired	(116,013)	(285,463)	—
Purchases of property and equipment	(54,028)	(43,393)	(59,925)
Restricted cash	(1,718)	(1,230)	5,120
Sale of real estate under development	2,469	13,658	17,264
Investment in real estate under development	(1,014)	(8,971)	(15,203)
Proceeds from sales of property and equipment	90	192	935

Net cash used in investing activities	$(170,214)	$(325,207)	$(51,809)
CASH FLOWS FROM FINANCING ACTIVITIES:
Revolving line of credit borrowings	$128,000	$151,500	$51,500
Revolving line of credit payments	(155,500)	(113,000)	(69,500)
Principal payments on long-term debt and obligations under capital leases	(281,153)	(3,283)	(2,447)
Proceeds from borrowings under notes payable	326,008	175,000	—
Member deposits and collections on member notes receivable	34,987	32,776	37,480
Membership refunds	(11,303)	(10,354)	(8,516)
Due to (from) Parent, net	4,114	(4,672)	1,840
Capital distributions and dividends to Parent	—	—	(19,952)
Debt issuance costs	(8,136)	(4,905)	—

Net cash provided by (used in) financing activities	37,017	223,062	(9,595)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(19,765)	20,924	7,198
CASH AND CASH EQUIVALENTS, beginning of year	37,491	16,567	9,369

CASH AND CASH EQUIVALENTS, end of year	$17,726	$37,491	$16,567

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid (net of amounts capitalized)	$52,014	$73,044	$49,521

Income taxes paid	$4,286	$7,167	$20,127

NONCASH INVESTING AND FINANCING ACTIVITIES:
Obligations under capital leases	$2,094	$647	$1,191
Notes receivable issued for member deposits	12,060	16,204	16,867
Assumption of debt of acquired properties	—	59,423	—
Capital contribution—Assumption of swap liability by Parent	5,845	—	—
Trade-in of equipment under capital lease	—	—	221
Notes receivable issued from sale of land and golf course facility	—	—	4,400
Change in fair value of derivative instruments, net of deferred tax assets of $304 and $7,279 during 2002 and 2001, respectively	477	10,867	—

See accompanying notes to consolidated financial statements.

1. GENERAL

        KSL Recreation Group, Inc. (Group), is a wholly-owned subsidiary of KSL Recreation Corporation (the Parent). Group and its subsidiaries (collectively, the Company) are engaged in the ownership and management of resorts, golf courses, private clubs, spas and activities related thereto.

        As of October 31, 2002, the Company has eight principal wholly-owned investments: (1) KSL Desert Resorts, Inc. (Desert Resorts), a Delaware corporation; (2) KSL Grand Wailea Resort, Inc. (Grand Wailea), a Delaware corporation; (3) KSL Arizona Biltmore, Inc. (The Biltmore), a Delaware corporation; (4) KSL Florida Holdings, Inc. (Doral), a Delaware corporation; (5) KSL La Costa Corporation (La Costa), a Delaware Corporation; (6) KSL Claremont Resort, Inc. (The Claremont), a Delaware corporation; (7) KSL Grand Traverse Holdings, Inc. (Grand Traverse), a Delaware corporation; and (8) KSL Georgia Holdings, Inc. (Lake Lanier), a Delaware corporation. Desert Resorts owns and operates the PGA WEST golf courses, the La Quinta Resort & Club and related activities in La Quinta, California. Grand Wailea owns and operates the Grand Wailea Resort Hotel & Spa in Maui, Hawaii. The Biltmore owns and operates the Arizona Biltmore Resort and Spa and related activities in Phoenix, Arizona. Doral owns and operates the Doral Golf Resort and Spa in Miami, Florida. La Costa owns and operates the La Costa Resort and Spa and related activities in Carlsbad, California. The Claremont owns and operates The Claremont Resort & Spa and related activities in the Berkeley Hills area near San Francisco, California. Grand Traverse owns and operates the Grand Traverse Resort & Spa and related activities outside of Traverse City, Michigan. Lake Lanier leases and manages a resort recreation area known as Lake Lanier, outside of Atlanta, Georgia.

        On December 22, 2000, the Company, through a wholly-owned subsidiary, acquired certain assets and assumed certain liabilities comprising the Arizona Biltmore Resort & Spa, located in Phoenix, Arizona. The purchase price of the Property was $335.0 million (excluding transaction costs of $1.5 million and a working capital purchase price adjustment of $8.3 million). As part of the purchase consideration, the Company assumed a mortgage of $59.4 million (Note 15).

        On November 16, 2001, the Company, through a wholly-owned subsidiary, acquired certain assets and assumed certain liabilities comprising the La Costa Resort & Spa, located in Carlsbad, California. The purchase price of the Property was $120.0 million (excluding transaction costs of approximately $4.6 million, membership liabilities of $7.1 million and a positive working capital purchase price adjustment of $8.5 million). The Company financed the acquisition with existing cash and debt issued under its Amended and Restated Credit Agreement. The acquisition was accounted for using the purchase method of accounting (Note 15).

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        Basis of Presentation—The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("generally accepted accounting principles").

        Basis of Consolidation—The consolidated financial statements include the accounts of Group and its wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated in the accompanying consolidated financial statements.

        Change in Accounting for Derivative Instruments and Hedging Activities—Effective November 1, 2000, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities, which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. All derivatives, whether designated in hedging relationships or not, are required to be recorded on the balance sheet at fair value. If the derivative is designated as a fair value hedge, the changes in the fair value of the derivative and of the hedged item attributable to the hedged risk are recognized in earnings. If the derivative is designated as a cash flow hedge, the effective portions of changes in the fair value of the derivative are recorded in other comprehensive income and are recognized in the income statement when the hedged item affects earnings. Ineffective portions of changes in the fair value of cash flow hedges are recognized in earnings. SFAS 133 also requires that the Company formally document, designate, and assess the effectiveness of transactions that receive hedge accounting.

        The adoption of SFAS 133 on November 1, 2000, resulted in recognition of a derivative asset of $4.6 million. The cumulative effect of the change in accounting for derivatives and hedging activities, net of tax, of $2.7 million was recognized in "Other Comprehensive Income" ("OCI"). This change in accounting also resulted in recognition of derivative gains/(losses), net of income taxes, of $6.3 million and ($13.6) million during the years ended October 31, 2002 and 2001, respectively, which were included in OCI. In addition, net payments made related to these interest rate swaps of $8.8 million and $3.5 million were charged to earnings during the years ended October 31, 2002 and 2001, respectively.

        The Company uses derivatives instruments, such as interest rate swaps and caps, to manage exposures to interest rate risks in accordance with its risk management policy. The Company's objectives for holding derivatives are to minimize the risks using the most effective methods to eliminate or reduce the impacts of these exposures. The Company does not use derivative financial instruments for trading purposes. When applicable and in accordance with its risk management policy, the Company uses the short cut or matched terms methods assuming no ineffectiveness to account for its hedging instruments in accordance with SFAS No. 133.

        Change in Accounting for Goodwill and Other Intangible Assets—Effective November 1, 2001, the Company adopted SFAS 141, Business Combinations, and SFAS 142, Goodwill and Other Intangible Assets. SFAS 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting. It also specifies the types of acquired intangible assets that are required to be recognized and reported separate from goodwill. SFAS 142 requires that goodwill and certain intangibles with indefinite lives no longer be amortized, but instead tested for impairment at least annually. There was no impairment of goodwill upon adoption of SFAS 142 (Note 6).

        Had the non-amortization provision of SFAS 142 been adopted as of November 1, 1999, net income and net income per share for the years ended October 31, 2002, 2001 and 2000 would have been adjusted as follows:

	2002	2001	2000
	(in thousands, except per share data)
Reported net income for the period	$20,512	$12,404	$16,140
Add back: Goodwill amortization, net of tax	—	3,414	2,945

Adjusted net income for the period	$20,512	$15,818	$19,085

Basic and diluted net income per share—
Reported net income per share for the period	$20,512	$12,404	$16,140

Adjusted net income per share for the period	$20,512	$15,818	$19,085

        There was no goodwill acquired or goodwill impairment recognized during the year ended October 31, 2002.

        Cash Equivalents—The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

        Restricted Cash—Certain cash balances are restricted primarily for debt service, capital expenditures, real estate taxes, insurance payments, membership deposits and letters of credit required for construction in progress (Note 8).

        Inventories—Inventories are stated primarily at the lower of cost, determined on the weighted average method, or market.

        Real Estate Under Development—All direct and indirect land costs, offsite and onsite improvements, and applicable interest and carrying costs are capitalized to real estate under development. Capitalized costs are included in real estate under development and expensed as real estate is sold; marketing costs are expensed in the period incurred. Land and land development costs are accumulated by project and are allocated to individual residential units, principally using the relative sales value method. Profit from sales of real estate under development is recognized upon closing using the full accrual method of accounting, provided that all the requirements prescribed by SFAS No. 66, Accounting for Sales of Real Estate, have been met.

        Property and Equipment—Property and equipment is recorded at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the related assets. Generally, the estimated useful lives are 15 to 40 years for buildings and improvements and 3 to 10 years for furniture, fixtures and equipment. Improvements are capitalized while maintenance and repairs are charged to expense as incurred. Assets under capital leases are amortized using the straight-line method over the shorter of the lease term or estimated useful lives of the assets. Depreciation of assets under capital leases is included in depreciation and amortization expense in the accompanying consolidated statements of operations. Operating equipment consisting of china, silver, glassware and linens is recorded using the base stock inventory method. Under this method, the operating equipment is recorded at an unchanging amount (as determined by either the cost to establish the new stock inventory or the estimated fair value of the stock inventory when acquired in a business purchase). Subsequent purchases are charged to expense when incurred.

        Long-Lived Assets—Management regularly reviews real estate, property and equipment and other long-lived assets, including certain identifiable intangibles and goodwill, for possible impairment. This review occurs annually, or more frequently if events or changes in circumstances indicate the carrying amount of the asset may not be recoverable. If there is indication of impairment of real estate, property and equipment or amortizable intangible assets, then management prepares an estimate of future cash flows (undiscounted and without interest charges) expected to result from the use of the asset and its eventual disposition. If these cash flows are less than the carrying amount of the asset, an impairment loss is recognized to write down the asset to its estimated fair value. The fair value is estimated at the present value of the future cash flows discounted at a rate commensurate with management's estimates of the business risks. Annually, or earlier, if there is indication of impairment of identified intangible assets not subject to amortization, management compares the estimated fair value with the carrying amount of the asset. An impairment loss is recognized to write down the intangible asset to its fair value if it is less than the carrying amount. Annually, or earlier, if there is indication of impairment of goodwill, management compares the fair value of the business unit to its carrying value. If the estimated fair value of the related business unit is less than the carrying amount, an impairment loss is recognized to write down the goodwill to its implied fair value. Real estate assets, if any, for which management has committed to a plan to dispose of the assets, whether by sale or abandonment, are reported at the lower of carrying amount or fair value less cost to sell. Preparation of estimated expected future cash flows is inherently subjective and is based on management's best estimate of assumptions concerning expected future conditions. No impairments were identified as of October 31, 2002.

        Debt Issuance Costs—Debt issuance costs are amortized over the life of the related debt and the associated amortization expense is included in interest expense in the accompanying consolidated financial statements.

        Member Deposits—Member deposits represent the required deposits for certain membership plans which entitle the member to various golf, tennis and social facilities and services. Under the Company's membership programs, deposits become refundable upon: 1) demand by the member after thirty years in the program, 2) the sale of the member's home in the resort community when the home buyer purchases a new membership, 3) the member's withdrawal from the program and a request for a refund under the "Four-for-One" program, and 4) in case of a member's death, a request for refund by the surviving spouse.

        Under the "Four-for-One" program, a member is eligible, upon notification to the Company, to cause the Company to repurchase its membership and refund the related deposit. However, the Company's obligation to repurchase a membership and refund the deposit occurs only after the Company has sold four new memberships for each member who has notified the Company under this program.

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

        The Company is included in the consolidated federal and combined state income tax returns filed by the Parent. Pursuant to the terms of an agreement between the Company and the Parent, current and deferred income tax expenses and benefits are provided to the members of the tax sharing group, including the Company, based on their allocable share of the consolidated taxable income or loss. Under the tax sharing agreement, the Company and its subsidiaries are generally responsible for federal taxes based upon the amount that would be due if the Company and its subsidiaries filed federal tax returns as a separate affiliated group of corporations rather than as part of the Parent's consolidated Federal tax returns. To the extent that any federal tax losses of the Company are utilized by the Parent or other of the Parent's subsidiaries, the Company is compensated. The combined state tax liabilities are allocated based on each member's apportioned share of the combined state tax liabilities.

        Revenue Recognition—Revenues related to dues and fees are recognized as income in the period in which the service is provided. Other revenues are recognized at the time of delivery of products or rendering of service.

        Fair Value of Financial Instruments—The carrying amounts of cash and cash equivalents, trade receivables, other receivables, accounts payable and accrued liabilities approximate their fair values because of the short maturity of these financial instruments. Notes receivable approximate fair value as the interest rates charged approximate currently available market rates. Based on the borrowing rates currently available to the Company for debt with similar terms and maturities and the traded value of the senior subordinated redeemable notes, the fair value of notes payable and obligations under capital leases approximate the carrying value of these liabilities in all material respects. Member deposits are refundable without interest in thirty years or sooner under certain criteria and circumstances, and, accordingly, fair value has not been determined due to the uncertain timing of related cash flow.

        Use of Estimates—The preparation of consolidated financial statements in conformity with generally accepted accounting principles necessarily requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Significant estimates in these consolidated financial statements include allowances for doubtful accounts receivable, estimates of future cash flows associated with assets, fair value of long lived assets, useful lives for depreciation and amortization, estimated workers' compensation and general liability reserves, and the fair values of financial instruments. Actual results could differ from these estimates.

        Risks and Uncertainties—During fiscal 2002, the Company employed approximately 8,000 persons during its peak seasons and approximately 7,000 persons during its off-peak seasons. Unions represent none of the employees at Desert Resorts, Doral, Grand Traverse or Lake Lanier. At Grand Wailea, one union represents approximately 76% of employees. At the Biltmore, one union represents less than 1% of its employees. At La Costa, one union represents approximately 50% of employees. At The Claremont, three unions represent approximately 51% of employees. The Company is continually engaged in collective bargaining with unions at Biltmore, La Costa and The Claremont.

        Earnings per Share—Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding. Diluted earnings per share is computed by dividing net income by the weighted average number of common shares and common share equivalents, if any, during the respective periods. Common share equivalents include the effect of dilutive stock options calculated using the treasury stock method. The Company had no potentially dilutive securities outstanding in 2002, 2001 or 2000.

        Comprehensive Income—The Company reports comprehensive income in accordance with SFAS No. 130, Reporting Comprehensive Income. This standard defines comprehensive income as the changes in equity of an enterprise except those resulting from stockholders transactions. Accordingly, comprehensive income includes certain changes in equity that are excluded from net income. The Company's only comprehensive income items were net income and the change in fair value of derivative instruments.

        Recently Issued Accounting Pronouncements—In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 143, Accounting for Asset Retirement Obligations which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002. The Company believes the adoption of SFAS No. 143 will not have a material impact on its results of operations or financial position and will adopt such standards on November 1, 2002, as required.

        In August 2001, the FASB issued SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which supersedes previous guidance on financial accounting and reporting for the impairment or disposal of long-lived assets and for segments of a business to be disposed of. Adoption of SFAS 144 is required no later than the beginning of fiscal 2003. Management does not expect the adoption of SFAS 144 to have a significant impact on the Company's financial position or results of operations. However, future impairment reviews may result in charges against earnings to write down the value of long-lived assets.

        In July 2002, the FASB issued SFAS 146, Accounting for Costs Associated with Exit or Disposal Activities, which addresses financial accounting and reporting for costs associated with exit or disposal activities and supersedes Emerging Issues Task Force (EITF) Issue 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under Issue 94-3, a liability for an exit cost as defined in EITF 94-3 was recognized at the date of an entity's commitment to an exit plan. SFAS 146 also establishes that the liability should initially be measured and recorded at fair value. The Company will adopt the provisions of SFAS 146 for exit or disposal activities that are initiated after December 31, 2002.

        In November 2002, the FASB issued FASB Interpretation ("FIN") No. 45, Guarantors Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees and Indebtedness of Others, an interpretation of FASB Statements No. 5, 57 and 107, and rescission of FASB Interpretation No. 34, Disclosure of Indirect Guarantees of Indebtedness of Others. FIN 45 elaborates on the disclosures to be made by the guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also requires that a guarantor recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and measurement provisions of this interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002; while, the provisions of the disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. The Company believes the adoption of such interpretation will not have a material impact on its results of operations or financial position and will adopt such interpretation on November 1, 2002, as required.

        Reclassification—Certain reclassifications have been made to the 2001 and 2000 consolidated financial statements to conform with the 2002 presentation.

3. NOTES RECEIVABLE

        Notes receivable of $10,603 and $12,324 at October 31, 2002 and 2001, respectively, primarily represent notes from members related to member deposits that bear interest at 10%. The majority of these notes are due within three years.

        Notes receivable of $1,388 and $2,181 as of October 31, 2002 and 2001, respectively, primarily represent purchase money mortgage notes received in connection with the sale of various land parcels and a golf facility and are due at various dates primarily through 2003.

4. INVENTORIES

        Inventories consist of the following:

	October 31,
	2002	2001
Merchandise	$6,181	$6,452
Food and beverage	3,190	3,025
Supplies and other	1,755	1,682

	$11,126	$11,159

5. PROPERTY AND EQUIPMENT

        Property and equipment consist of the following:

	October 31,
	2002	2001
Land and land improvements	$377,391	$331,937
Buildings and improvements	703,477	638,104
Furniture, fixtures and equipment	143,897	131,318
Operating equipment (china, silver, glassware, and linen)	5,263	4,690
Construction in progress	36,521	18,300

	1,266,549	1,124,349
Less accumulated depreciation	(225,250)	(175,602)

Property and equipment, net	$1,041,299	$948,747

6. GOODWILL AND OTHER INTANGIBLE ASSETS

        In June 2001, the FASB issued SFAS 141, Business Combinations and SFAS 142, Goodwill and Other Intangible Assets. SFAS 141 requires that all business combinations be accounted for using the purchase method and provides new criteria for recording intangible assets separately from goodwill. SFAS 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets. Goodwill and other intangible assets that have indefinite useful lives will not be amortized into results of operations, but instead, will be tested at least annually for impairment and written down when impaired. The Company elected to early adopt the provisions of each statement, which apply to goodwill and intangible assets acquired prior to June 30, 2001, effective November 1, 2001. However, SFAS 142 was immediately applicable to any goodwill and other intangible assets the Company acquired after June 30, 2001. Upon adoption, the Company ceased amortizing goodwill against its results of operations. In addition, the Company reassessed the useful lives of its other intangible assets and determined that such other intangible assets are deemed to have a definite useful life because their related future cash flows are closely associated with the operations, level of future maintenance expenditures, and the useful lives of the individual resort to which they relate. Under SFAS 142, the Company completed a goodwill transition impairment test, and no impairment was identified.

        The gross carrying amount and accumulated amortization of the Company's other intangible assets as of October 31, 2002 and 2001 are as follows:

	October 31, 2002			October 31, 2001
Intangible Asset (Weighted- Average Amortization Period)	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
	(in thousands)
Trade names (23 years)	$108,624	$10,387	$98,237	$91,432	$5,584	$85,848
Management contracts (20 years)	41,193	5,075	36,118	26,872	3,045	23,827
Golf rights (25 years)	25,775	1,890	23,885	25,775	859	24,916
Membership contracts (15 years)	14,532	3,350	11,182	13,136	2,396	10,740
Debt issuance costs (4 years)	23,126	9,517	13,609	15,183	5,706	9,477
Lease agreements (25 years)	19,667	5,108	14,559	19,667	4,487	15,180

Total	$232,917	$35,327	$197,590	$192,065	$22,077	$169,988

        Amortization expense recorded on the intangible assets, excluding debt issuance costs, for fiscal years 2002, 2001 and 2000 was $9.5 million, $6.6 million and $4.2 million, respectively. As a result of adoption of SFAS 142, there were no changes to amortizable lives or amortization methods. The estimated amortization expense for the Company's other intangible assets for each of the five succeeding fiscal years is as follows:

For the year ending October 31,	(in thousands)
2003	$14,407
2004	14,407
2005	12,842
2006	10,453
2007	10,453

7. ACCRUED LIABILITIES

        Accrued liabilities consist of the following:

	October 31,
	2002	2001
Accrued interest payable	$11,234	$2,753
Income taxes payable	6,732	6,393
Accrued payroll and benefits	12,102	11,592
Accrued workers' compensation and general liability reserve	9,932	7,014
Gift certificates liability	8,099	6,028
Other accrued liabilities	8,216	6,842

	$56,315	$40,622

8.    LONG-TERM DEBT

        Long-term debt consists of the following:

	October 31,
	2002	2001
Term note, principal payable in annual installments of $1,750 with interest payable either at Prime plus 1.75% or LIBOR plus 2.75% (4.55% at October 31, 2002), $166,250 maturing December 22, 2006	$173,250	$175,000
Senior subordinated redeemable notes payable, with interest payable semi-annually at 10.25%, principal due at maturity on May 1, 2007	125,000	125,000
Term notes, principal payable in annual installments of $1,000 with interest payable either at Prime plus 1.50% or LIBOR plus 2.50% (4.21% at October 31, 2002), $46,500 maturing April 30, 2005 and $46,000 maturing April 30, 2006	95,000	96,000
Revolving note, total available of $216,070, with interest payable at either Prime plus 0.25% or LIBOR plus 1.25% (rates ranging from 3.05% to 3.08% at October 31, 2002), principal due at maturity on April 30, 2004	45,000	72,500
Mortgage note payable, secured by the property, due in monthly principal and interest (8.25%) installments of $534, remaining principal of $12,236 due on June 16, 2016	56,297	57,989
Mortgage notes payable, with interest only payments at LIBOR plus 2.375% (4.091% at October 31, 2002) principal due at maturity in April 2005	51,008	—
Mortgage notes payable, with interest only payments at LIBOR plus 2.75% to LIBOR plus 3.75% (4.47% at October 31, 2002) principal due at maturity in October 2006	275,000	—
Mortgage notes payable with interest only payments at LIBOR plus 2.75%, paid in full in May 2002	—	275,000

	820,555	801,489
Less current portion	(4,587)	(4,442)

Long-term portion	$815,968	$797,047

        In April 1997, the Company sold $125,000 of senior subordinated redeemable notes payable (the Notes) and entered into a new credit facility providing for term loans of up to $100,000 and a revolving credit line of up to $175,000. The Notes are redeemable beginning May 2002 at the Company's option at various rates ranging from 105.125% at May 2002, decreasing to 100% at May 2005 and thereafter. The Company is required to offer to buy the Notes at 101% upon a change of control, as defined in the Notes agreement.

        The stock of certain subsidiaries has been pledged to collateralize the new credit facility.

        In April 1998, the Company's maximum borrowings under its revolving credit facility were increased to $275,000. In May 2002, the maximum borrowings decreased to $216,070. Maximum borrowings under the revolving credit line will decrease to $186,610 in May 2003. In addition to the $45.0 million outstanding on the revolving credit line, the Company also has standby letters of credit under the credit facility for approximately $7.0 million primarily in connection with the Company's self insurance programs.

        The terms of the credit facility contain certain financial covenants including interest coverage, fixed charges, leverage ratios and restrictions on dividends. Certain of the long-term debt agreements provide that any distributions of profits must satisfy certain terms and must be approved by the lenders, require the Company to maintain specified financial ratios and, in some instances, govern investments, capital expenditures, asset dispositions and borrowings. In addition, mandatory prepayments are required under certain circumstances, including the sale of assets. The Company pays a commitment fee at a rate that currently is equal to .3% per annum on the undrawn portion of the commitments with respect to the credit facility. Total non-use fees of approximately $335, $496 and $511 were paid in 2002, 2001 and 2000 respectively, on the daily average of the unused amount of certain revolving and term loan commitments. The credit facility contains provisions under which commitment fees and interest rates for the revolving credit facility will be adjusted in increments based on the achievement of certain performance goals. The Company was in compliance with the financial covenants at October 31, 2002.

        In connection with the Grand Wailea acquisition, the Company assumed approximately $275.0 million in mortgage financing (the Mortgage Financing). The terms of this financing include interest only payments at 30 day LIBOR plus 2.75% with a maturity of November 2002. As the Company established its Grand Wailea subsidiary as an unrestricted subsidiary under the terms of the Company's credit facility, Grand Wailea is not considered in the Company's financial ratio tests under the credit facility. In May 2002, the Company refinanced its $275.0 million mortgage at Grand Wailea. The new mortgage matures in October 2006 with two 12-month extensions available at the Company's option. The mortgage bears interest at LIBOR plus 2.75% and increases to LIBOR plus 3.00% in February 2003, LIBOR plus 3.25% in May 2003, LIBOR plus 3.50% in August 2003 and LIBOR plus 3.75% in October 2003. This refinanced debt is secured by the assets of Grand Wailea. Grand Wailea was in compliance with the financial covenants at October 31, 2002.

        In connection with the Grand Wailea mortgage financing, Grand Wailea entered into an interest rate cap agreement with a third party whereby the LIBOR rate incurred by Grand Wailea on its Mortgage Financing would not exceed 6.50%. This agreement expired in November 2002 and was extended for an additional year, which provides for a LIBOR rate cap of 8.50%. The fair market value of the agreement, which expires in November 2003, is insignificant.

        Pursuant to a cash management agreement underlying the Mortgage Financing, the Company was required to establish certain cash accounts for taxes, insurance, debt service, capital assets, working capital and operating expenses. Accordingly, the cash generated from operations of Grand Wailea is deposited into these accounts, which are maintained by a third-party servicer, and used to fund and replenish the required balances. Disbursements by the third-party servicer from these accounts are made pursuant to the terms of the agreement, which include disbursements for management fees and excess cash (as defined), which would be paid to the Company. As of October 31, 2002 and 2001, the aggregate balance of these accounts was approximately $4,149 and $3,377, respectively, and is included in restricted cash in the accompanying consolidated balance sheets.

        Scheduled principal payments on long-term debt as of October 31, 2002 are as follows:

Year ending October 31:
2003	$4,587
2004	49,745
2005	101,924
2006	325,101
2007	293,803
Thereafter	45,395

Total	$820,555

        In March 1999, the Company entered into an interest rate swap agreement to hedge the effects of changes in interest rates. The swap was designated as a cash flow hedge as defined by SFAS 133. The Company does not use derivative financial instruments for trading purposes. As required by SFAS 133, the swap was recorded at its fair value on the accompanying consolidated balance sheet, with the change in the swap's carrying value, net of tax, from November 1, 2000 to October 31, 2001 being reflected in OCI. The swap involved the exchange of the variable interest rate of 30 day LIBOR (receive) with a fixed LIBOR interest rate of 5.57% (pay). This interest rate swap agreement was denominated in dollars, had a notional principal amount of $270.0 million and matures in November 2002. The counter-parties to the interest swap agreement were two major financial institutions. The amounts to be received or paid pursuant to this agreement were accrued and recognized through an adjustment to interest expense in the accompanying consolidated statements of operations over the life of the agreement. Effective November 1, 2001, the Company, the Parent and the swap counter parties executed agreements to substitute the Parent for the Company as the contractual party to this interest rate swap agreement as part of the Company's overall risk management policy. As a result of this transaction, the fair value of the swap liability of $9.8 million was assumed by the Parent, and the reduction in the swap liability, net of a reduction of deferred tax asset of $3.9 million, was accounted for as a contribution of capital of $5.9 million by the Parent. The Company discontinued hedge accounting for this swap and an accumulated other comprehensive loss of $5.9 million was reclassified into earnings as interest expense during the year ended October 31, 2002—the remaining term of the hedged debt obligation.

        In February 2001, the Company entered into additional interest rate swap agreements to hedge the effects of changes in interest rates on the Company's variable rate debt, which increased significantly concurrent with the Biltmore acquisition. One agreement has a notional principal amount of $175.0 million and matures in February 2004. However, the counter-party to this agreement can, at its discretion, terminate the agreement in February 2003. The swap involves the exchange of the variable interest rate of 3-month LIBOR (receive) with a fixed LIBOR interest rate of 4.95% (pay). This swap is designated as a cash flow hedge as defined by SFAS 133 and accordingly is recorded at its fair value (liability of $7.6 million and $8.4 million at October 31, 2002 and 2001, respectively) on the accompanying consolidated balance sheet. The fair value of the swap at inception was $0 and its change in fair value from inception to October 31, 2002 is reflected, net of tax, in accumulated other comprehensive loss.

        An additional swap agreement has a notional principal amount of $100.0 million and matures in February 2003. The swap involves the exchange of the variable rate interest of 3-month LIBOR (receive) with a fixed LIBOR interest rate of 4.95% (pay). If the 3-month LIBOR is 6.25% or higher at any time during the agreement, the agreement is automatically terminated. The Company entered into such swap agreement to hedge the effects of increase in the LIBOR rate above 4.95%. However due to the knock-out provision in this swap agreement, it does not qualify for hedge accounting under SFAS 133. The fair value of the swap at October 31, 2002 and 2001 was a liability of $1.1 million and $3.5 million, respectively, and is included on the accompanying condensed consolidated balance sheet. The change in fair value is recorded in interest expense.

        The counter-parties to all of the Company's interest swap agreements are major financial institutions. The purpose of these swaps is to manage the Company's interest rate exposure on its variable rate borrowings. The amounts to be received or paid pursuant to these agreements are accrued and recognized through an adjustment to interest expense in the accompanying condensed consolidated statements of operations over the life of the agreements. During 2002, the Company made net payments related to these swap agreements totaling $8.0 million. These amounts were recorded as increases to interest expense. Estimated net derivative losses of approximately $5.1 million included in accumulated other comprehensive loss as of October 31, 2002, are expected to be reclassified into earnings, assuming no changes in relevant interest rates and as interest is paid, during the twelve months ending October 31, 2002.

        During 2002, 2001 and 2000, the Company capitalized interest of approximately $1,118, $1,240 and $1,691, respectively, related to construction in progress activities.

9.    OBLIGATIONS UNDER CAPITAL LEASES

        During 1997, the Company entered into a fifty-year capital sublease of a resort recreation area known as Lake Lanier. Under the terms of the sublease, the Company is required to make monthly base lease payments of $250. An additional annual payment equal to 3.5% of gross revenues in excess of $20,000 is payable pursuant to the sublease, with a minimum of $100 in years one through five and $200 in years six through fifty. Pursuant to the sublease, the Company is required to spend 5% of annual gross revenues on capital replacement and improvements, with carryover provisions allowing all or some portion of these amounts to be deferred to subsequent years. There are no carryover obligations for capital replacements and improvements as of October 31, 2002. This sublease expires in 2046 and is guaranteed by the Parent. Additionally, the Company has entered into certain leases for equipment and golf carts that are classified as capital leases.

        Property under the sublease and the other capital leases is summarized as follows:

	October 31,
	2002	2001
Buildings and land improvements	$24,715	$24,715
Equipment	6,364	8,279
Less accumulated depreciation	(7,707)	(8,664)

	$23,372	$24,330

        Total minimum payments due under capital leases at October 31, 2002 are summarized as follows:

	Lake Lanier Sublease	Other Capital Leases	Total
Year ending October 31:
2003	$3,200	$1,619	$4,819
2004	3,200	999	4,199
2005	3,200	579	3,779
2006	3,200	259	3,459
2007	3,200	—	3,200
Thereafter	127,200	—	127,200

Total minimum lease payments	143,200	3,456	146,656
Less amounts representing interest	(111,739)	(272)	(112,011)

Present value of minimum lease payments	31,461	3,184	34,645
Less current portion	(37)	(1,336)	(1,373)

Long-term portion	$31,424	$1,848	$33,272

10.  INCOME TAXES

        The components of the federal and state income tax expense are as follows:

	Year Ended October 31,
	2002	2001	2000
Current:
Federal	$5,436	$6,168	$6,071
State	890	2,707	2,774

	6,326	8,875	8,845
Deferred:
Federal	6,615	2,071	2,422
State	1,556	(1,119)	(278)

	8,171	952	2,144

Total	$14,497	$9,827	$10,989

        Taxes on income vary from the statutory federal income tax rate applied to earnings before taxes on income as follows:

	Year Ended October 31,
	2002	2001	2000
Statutory federal income tax rate applied to earnings before income taxes	$12,254	$7,781	$9,284
Increase (decrease) in taxes resulting from:
State income taxes, net of federal benefits	1,590	1,032	1,647
Change in income tax rate	—	493	(485)
Meals and entertainment	642	564	617
Other	11	(43)	(74)

	$14,497	$9,827	$10,989

        Deferred income tax assets and liabilities arising from differences between accounting for financial statement purposes and tax purposes at October 31, are as follows:

	October 31,
	2002	2001
Deferred tax assets:
Net operating loss carryforwards and AMT credit	$2,362	$1,679
Capitalized lease	1,588	1,552
Deferred income	1,979	2,535
Self-insured employee benefit programs	2,879	2,282
Capitalized assets	903	865
Compensation related accruals	1,414	1,134
SFAS 133 adjustment	3,488	8,691
Other	4,958	4,041

Total deferred tax assets	19,571	22,779
Deferred tax liabilities:
Purchase price adjustment	15,283	15,443
Fixed assets	10,578	6,185
Prepaid real property taxes	1,504	1,438
Amortization of intangibles	12,991	8,353
Prepaid supplies	1,373	1,031
Other	830	909

Total deferred tax liabilities	42,559	33,359

Net deferred tax liability	$(22,988)	$(10,580)

        At October 31, 2002, the Company has net state operating loss carryforwards available to offset future taxable income of approximately $34,461, which will begin to expire in the year ending October 31, 2007.

11.  STOCKHOLDER'S EQUITY

        During 2000, the Company paid a dividend to the Parent of $16,140 and returned capital of $3,812. These dividends/return of capital are provided for under the terms of the Refinancings relating to the sale of specified real property (as defined) and corporate sale transactions (as defined), respectively.

        During 2002, the Company received a non-cash capital contribution from the Parent of $5,845. Effective November 1, 2001, the Company, the Parent and the swap counter parties executed agreements to substitute the Parent for the Company as the contractual party to an interest rate swap agreement as part of the Company's overall risk management policy. As a result of this transaction, the fair value of the swap liability of $9,777 has been assumed by the Parent, and the reduction in the swap liability, net of tax of $3,932, has been accounted for as a contribution of capital of $5,845 by the Parent.

12.  COMMITMENTS AND CONTINGENCIES

        The Company is a party to various litigation matters which are incidental to its business. Although the results of the litigation cannot be predicted with certainty, management believes that the final outcome of such matters will not have a material adverse affect on the Company's consolidated financial statements.

        Contractual obligations associated with construction in progress were not material to the Company's consolidated financial position as of October 31, 2002.

13.  REAL ESTATE TRANSACTIONS

        During fiscal 2002, 2001 and 2000, Desert Resorts sold 5, 25 and 26 homes for approximately $3,342, $18,049 and $16,639, respectively (Note 14). Additionally, Grand Traverse had real estate sales of $2,926, $1,219 and $673 for various land parcels in fiscal 2002, 2001 and 2000, respectively.

        In June 2002, Desert Resorts sold a parcel of undeveloped land for $21,464, and generated operating income of $13,147. In July 2001, Desert Resorts sold for cash a parcel of undeveloped land for $8,172, (net of $1,400 which was deferred pending satisfaction of certain contingencies) and generated operating income of $3,787. The contingencies were satisfied during 2002 and the deferred revenue was recognized.

14.  RELATED PARTY TRANSACTIONS

        Effective April 1, 1998, Desert Resorts entered into a management agreement with an unconsolidated affiliate, KSL Land II Corporation (Land II), whereby Land II will provide development services for the entitlement, subdivision, construction, marketing, and sale of approximately 98 single family detached units on approximately eleven acres of real estate currently owned by Desert Resorts. The development site is adjacent to the Desert Resorts' La Quinta Resort & Club. The contractor and project management fees for these services are calculated as 6.0% of the Project Sales Revenues, as defined. Also, Land II is to be paid a marketing fee by Desert Resorts in an amount equal to 2.75% of the Project Sales Revenues. Such marketing fee will be used by Land II primarily to pay marketing, sales and promotional expenses to third parties. In fiscal 2002, 2001 and 2000, Desert Resorts paid $104, $1,161 and $1,070 respectively for project management fees and $99, $532 and $493, respectively for marketing fees.

        During fiscal 2002 and 2001, the Company entered into construction management agreements with an unconsolidated affiliate, KSL Land Corp. (Land Corp.), whereby Land Corp. will provide construction management services for certain construction projects. Land Corp. is to be paid a management fee by the Company for these services in an amount equal to 5.0% to 6.5% of the total gross contracted amount of the project. In fiscal 2002 and 2001, the Company paid $1,884 and $645, respectively, for project management fees to Land Corp.

        During 2002, 2001 and 2000, the Company incurred $10,154, $9,744 and $10,704, respectively, of management fees and reimbursable expenses reimbursed to the Parent. Such management fees and reimbursed expenses are included in corporate fee expense in the accompanying consolidated statements of income and comprehensive income. The Parent allocates costs based on the expense allocation agreement between the Parent and the Company (the "Expense Allocation Agreement"). This agreement specifies that the Parent may allocate to the Company reasonable expenses related to the management of the Company. Certain executives of the Parent who provide services to the Company and employees of the Company are eligible to participate in various compensation plans offered by the Parent. The allocation of the corporate fee includes consideration for compensation expense recorded by the Parent on behalf of such individuals. The allocation of compensation is based on the amount of time that each employee spends providing services to the Company and is based on compensation expense recorded by the Parent. Management believes that the allocation method used is reasonable and is in accordance with the Expense Allocation Agreement.

        Compensation plans offered by the Parent consist of the Parent stock option plans, the Parent restricted stock awards plan and a deferred cash bonus plan. Compensation expense related to the restricted stock awards plan, which is subject to variable accounting, and the deferred cash bonus plan are recorded over the related vesting periods based on the fair value of the underlying awards. The

Parent accounts for stock-based compensation for its stock option plans using the intrinsic value method prescribed in Accounting Principles Board ("APB") No. 25, Accounting for Stock Issued to Employees, and its related interpretations. Had compensation cost for the Parent's stock option plans been determined consistent with the methodology prescribed under SFAS No. 123, Accounting for Stock-Based Compensation, the increase in corporate fee allocated to the Company related to compensation expense for the Company's employees would not be significant.

        During 1999 and 2001, two officers of the Company purchased 5 homes developed by a subsidiary of the Company for an aggregate of $3.6 million. These prices were at the retail list prices offered to the public at the time of their purchases and were not discounted. These officers subsequently entered into rental management agreements with a real estate leasing subsidiary of the Company on standard terms and conditions applicable to other purchasers of such homes. For fiscal 2002, 2001 and 2000, these officers received $119, $359 and $106, respectively, in rental income under these rental management agreements.

15.  ACQUISITIONS

        On December 22, 2000, the Company, through a wholly-owned subsidiary, acquired certain assets and assumed certain liabilities comprising the Arizona Biltmore Resort & Spa (the "Property"), located in Phoenix, Arizona. The purchase price of the Property was $335.0 million (excluding transaction costs of $1.5 million and a working capital purchase price adjustment of $8.3 million). The Company financed the acquisition with cash and debt issued under its Amended and Restated Credit Agreement (as amended December 22, 2000) with various financial institutions, Credit Suisse First Boston, The Bank of Nova Scotia and Salomon Smith Barney. As part of the purchase consideration, the Company assumed a mortgage of $59.4 million, secured by the Property. The acquisition was accounted for using the purchase method of accounting resulting in goodwill of $27.2 million. Accordingly, the operating results of the Biltmore have been included in the Company's consolidated financial statements since acquisition. The excess of the purchase price over the debt assumed, acquisition related costs, and working capital were funded with existing cash and debt issued under the Company's Amended and Restated Credit Agreement, as amended December 22, 2000.

        On November 16, 2001, the Company, through a wholly-owned subsidiary, acquired certain assets and assumed certain liabilities comprising the La Costa Resort & Spa ("La Costa"), located in Carlsbad, California. The purchase price of La Costa was $120.0 million (excluding transaction costs of approximately $4.6 million, membership liabilities of $7.1 million and a positive working capital purchase price adjustment of $8.5 million). The acquisition was completed to further the Company's strategy of acquiring unique and irreplaceable resorts that would benefit significantly from the Company's operating strategy, and was accounted for using the purchase method of accounting. Accordingly, the operating results of La Costa have been included in the Company's consolidated financial statements since acquisition. The Company financed the acquisition with existing cash and debt issued under its Amended and Restated Credit Agreement.

        The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition of La Costa.

2002
(in thousands)
Current assets	$3,507
Property, plant, and equipment	98,054
Intangible assets	32,909
Other assets	861

Total assets acquired	135,331
Current liabilities	(11,363)
Membership liabilities and obligations under capital leases	(7,955)

Total liabilities assumed	(19,318)
Net assets acquired	$116,013

        The acquired intangible assets consisted of trade name of $17.2 million, management contract of $14.3 million and club membership programs of $1.4 million and are being amortized using the straight-line method over their useful life of 15 years.

        The following is the Company's unaudited pro forma consolidated results of operations for the years ended October 31, which assume the Arizona Biltmore and the La Costa transactions occurred as of November 1, 2000:

	2002	2001
	unaudited
	(in thousands, except per share data)
Revenues	$563,726	$600,833
Income before income taxes	34,260	17,942
Net income	20,063	9,831
Basic and diluted earnings per share	20,063	9,831

        The unaudited pro forma results do not necessarily represent results that would have occurred if the acquisition had taken place as of the beginning of the fiscal periods presented, nor do they purport to be indicative of the results that will be obtained in the future.

16.  UNAUDITED QUARTERLY FINANCIAL INFORMATION

	First Quarter	Second Quarter	Third Quarter		Fourth Quarter	Total
	(in thousands, except per share data)
For the year ended October 31, 2002:
Revenues	$129,435	$172,239	$145,955		$114,205	$561,834
Income from operations	22,463	52,705	26,992	(a)	6,768	108,928
Net income (loss)	3,446	20,244	3,969		(7,147)	20,512
Basic and diluted earnings (loss) per share	3,446	20,244	3,969		(7,147)	20,512
For the year ended October 31, 2001:
Revenues	$122,628	$186,056	$133,176		$94,905	$536,765
Income from operations	22,344	55,272	20,770	(a)	2,328	100,714
Net income (loss)	3,742	21,112	(480)		(11,970)	12,404
Basic and diluted earnings (loss) per share	3,742	21,112	(480)		(11,970)	12,404

(a)
Third quarter in 2002 includes a gain on sale of a parcel of land of $13.1 million; whereas the third quarter in fiscal 2001 includes a gain of $3.6 million on the sale of another parcel of land.

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

        The Company's reportable operating segments include the Resort segment and the Real Estate segment. The Resort segment provides service-based recreation through resorts, spas, golf courses, private clubs and activities related thereto. For financial reporting purposes, individual properties included in the Resort segment have been aggregated because of their common economic and operating characteristics. The Real Estate segment develops and sells real estate in and around the Company's Resort operations. The Company's Real Estate segment exists to support and enhance growth of the Company's Resort segment (Note 13). The Company utilizes the expertise of an affiliate Company in determining real estate projects to undertake. Both of the Company's operating segments are within the United States.

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

        Reportable segment data for the year ended October 31, are as follows:

	Resort	Real Estate	Consolidated
Year ended October 31, 2002
Revenues	$532,128	$29,706	$561,834
Income from operations	91,083	17,845	108,928
Year ended October 31, 2001
Revenues	$508,620	$28,145	$536,765
Income from operations	93,578	7,136	100,714
Year ended October 31, 2000
Revenues	446,180	18,791	464,971
Income from operations	75,872	4,201	80,073

        The Real Estate segment's identifiable assets were $2,070, $3,562 and $8,496 at October 31, 2002, 2001 and 2000, respectively. All of the remaining assets of the Company are related to the Resort segment, other than the deferred income taxes, which is considered a corporate asset and is not identifiable to either segment. Substantially all of the Company's capital expenditures, depreciation and amortization expense, and interest expense relates to the Resort segment.

        Revenues for the Resort segment for the years indicated are as follows:

	Year Ended October 31,
	2002	2001	2000
Resort revenue:
Rooms	$209,767	$204,502	$172,338
Food and beverage	135,435	127,553	112,897
Golf fees	30,155	30,403	32,809
Dues and fees	29,751	25,339	21,596
Merchandise	23,572	23,283	21,800
Spa	32,292	28,379	23,458
Other	71,156	69,161	61,282

Total resort revenue	$532,128	$508,620	$446,180

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

Name	Age	Position
Directors and Executive Officers:
Michael S. Shannon	44	President, Chief Executive Officer and Director
Larry E. Lichliter	59	Executive Vice President and Director
Eric C. Resnick	30	Vice President, Chief Financial Officer and Treasurer
Nola S. Dyal	53	Vice President, General Counsel and Secretary
Scott M. Dalecio	40	Vice President of Resort Operations
Doris Allen-Kirchner	50	Vice President of Human Resources
Thomas F. McGrath	52	Vice President of Merchandising and Events
Michael R. Donahue	49	Vice President of Marketing
Michael E. Erickson	42	Vice President of Sales
Arthur Berg	45	Vice President Travel Industry & Leisure Marketing
Samuel J. Barton	36	Corporate Controller
Henry R. Kravis	58	Director
George R. Roberts	59	Director
Paul E. Raether	56	Director
Paul M. Hazen	61	Director
John K. Saer Jr.	46	Director

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

        Michael E. Erickson.    Mr. Erickson has been Vice President of Sales since May 2002. From June 1997 to May 2002, Mr. Erickson was employed by Four Seasons Hotels and Resorts where he served as Western Regional Director of Worldwide Sales.

        Arthur Berg.    Mr. Berg has been Vice President Travel Industry & Leisure Marketing since July 2002. Prior to joining the Company, Mr. Berg was employed by Rosewood Hotels and Resorts from 1994 through 2001 where he served most recently as Vice President of Sales and Marketing.

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

        Henry R. Kravis.    Mr. Kravis, Founding Partner of KKR, is a Director of the Parent and the Company and a managing member of the Executive Committee of the limited liability company which serves as the general partner of KKR. Mr. Kravis is also a Director of Accuride Corporation, Alliance Imaging, Inc., Amphenol Corporation, Borden, Inc., The Boyds Collection, Ltd., Evenflo Company, Inc., KinderCare Learning Centers, Inc., PRIMEDIA Inc., Sotheby's Holdings, Inc., and Willis Group Holdings Limited.

        George R. Roberts.    Mr. Roberts, Founding Partner of KKR, is a Director of the Parent and the Company and a managing member of the Executive Committee of the limited liability company which serves as the general partner of KKR. He is also a Director of Borden, Inc., The Boyds Collection, Ltd., DPL, Inc., KinderCare Learning Centers, Inc., Owens-Illinois, Inc., PRIMEDIA Inc., Safeway, Inc. and Willis Group Holdings Limited.

        Paul E. Raether.    Mr. Raether is a Director of the Parent and the Company and is a member of the limited liability company which serves as the general partner of KKR. He is also a Director of IDEX Corporation and Shoppers Drug Mart, Inc. Mr. Raether joined KKR in 1980.

        Paul M. Hazen.    Mr. Hazen has been a Director of the Parent and the Company since September 19, 2001. From November 1998 to May 2001 Mr. Hazen was the Chairman of Wells Fargo & Co. from which he retired in May 2001. From November 1995 to November 1998 he was the Chairman and Chief Executive Officer of Wells Fargo & Co. He is also a director of E.piphany, Inc., Phelps Dodge Corporation, Safeway Inc., Vodafone, Plc, Willis Group Ltd. and Xsrata AG. Mr. Hazen provides consulting services to KKR.

        John K. Saer Jr.    Mr. Saer has been a Director of the Parent and the Company since January 2002. Mr. Saer is an executive of the limited liability company, which serves as the general partner of KKR. Prior to joining KKR, Mr. Saer served as Vice President, Chief Financial Officer and Treasurer of the Company since its formation through December 29, 2000. Mr. Saer is also a director of Borden, Inc.

        Messrs. Kravis and Roberts are first cousins.

        The business address of Messrs. Kravis, Raether and Saer is 9 West 57th Street, Suite 200, New York, New York 10019. The business address of Mr. Roberts is 2800 Sand Hill Road, Suite 200, Menlo Park, California 94025. The business address of Mr. Hazen is 420 Montgomery St., San Francisco, CA 94104.

        The following directors have been appointed to serve on the Company's Executive Committee during fiscal 2002: Messrs. Kravis, Raether, and Shannon. The following directors have been appointed to serve on the Company's Audit Committee during fiscal 2002: Messrs. Hazen, Lichliter, and Saer.

Item 11.    Executive Compensation

        The following table presents certain summary information concerning compensation paid or accrued by the Parent for services rendered in all capacities for the fiscal years ended October 31, 2002, 2001 and 2000 for (i) the chief executive officer of the Company and (ii) each of the four other most highly compensated executive officers of the Company, determined as of October 31, 2002 (collectively, the "Named Executive Officers").

SUMMARY COMPENSATION TABLE(1)(2)

	Annual Compensation			Long-Term Compensation
Awards
Name and Principal Position	Year	Salary	Bonus	Restricted Stock Awards (#)	Securities Underlying Options (#)	All Other Compensation
Michael S. Shannon—(3) President and Chief Executive Officer	2002 2001 2000	600,000 600,000 600,000	300,000 300,000 800,000	1,111 — —	3,915 — 8,945	2,864 101,544 103,300
Larry E. Lichliter—(4) Executive Vice President	2002 2001 2000	300,000 300,000 300,000	100,000 100,000 250,000	556 — —	1,000 — 5,361	4,962 17,910 29,962
Eric C. Resnick—(5) Vice President, Chief Financial Officer and Treasurer	2002 2001 2000	285,000 264,538 N/A	100,000 100,000 N/A	1,306 — —	4,866 1,667 N/A	44,862 50,583 —
Nola S. Dyal—(6) Vice President, General Counsel and Secretary	2002 2001 2000	325,000 325,000 300,000	60,000 60,000 125,000	556 — —	1,000 — 2,551	— — —
Scott M. Dalecio—(7) Vice President of Resort Operations	2002 2001 2000	275,000 275,000 275,000	100,000 100,000 150,000	694 — —	2,250 — 2,363	2,806 — —

(1)
The Parent has and will continue to pay all compensation for the Named Executive Officers; however, the Company will reimburse the Parent for the amount of all such compensation that is directly attributable to the operations of the Company. See "Certain Relationships and Related Transactions." All such compensation has been approved by the stockholders.

(2)
The Named Executive Officers spend between 90% to 95% of their time on Company matters, with the exception of Mr. Lichliter who spends approximately 5% to 10% of his time on work related to the Company. Mr. Lichliter spends between 90% to 95% of his time on work related to KSL Land, an affiliate of the Company.

(3)
The aggregate value of the Restricted Stock awarded to Mr. Shannon is $2,099,790 based on the fair market value of the Parent's common stock as of October 31, 2002. The Restricted Stock vests on January 1, 2005 and dividends are not paid on these shares. Other Compensation for Mr. Shannon represents cost of premiums for long-term disability insurance, Directors' compensation, and compensation for personal use of the Parent's leased corporate aircraft.

(4)
The aggregate value of the Restricted Stock awarded to Mr. Lichliter is $1,050,840 based on the fair market value of the Parent's common stock as of October 31, 2002. The Restricted Stock vests on January 1, 2005 and dividends are not paid on these shares. Other Compensation for Mr. Lichliter represents cost of premiums for long-term disability insurance and for Directors' compensation. In Fiscal 2000, the Parent purchased 3,297 options to purchase the Parent's common stock from Mr. Lichliter for $1,800 per share, less the exercise price of $500 per share. See "Transactions with Management" included elsewhere herein.

(5)
The aggregate value of the Restricted Stock awarded to Mr. Resnick is $2,468,340 based on the fair market value of the Parent's common stock as of October 31, 2002. The Restricted Stock vests on January 1, 2005 and dividends are not paid on these shares. Other Compensation for Mr. Resnick represents relocation expenses paid by the Company on behalf of Mr. Resnick.

(6)
The aggregate value of the Restricted Stock awarded to Ms. Dyal is $1,050,840 based on the fair market value of the Parent's common stock as of October 31, 2002. The Restricted Stock vests on January 1, 2005 and dividends are not paid on these shares. In Fiscal 2000, the Parent purchased 1,051 options to purchase the Parent's common stock from Ms. Dyal for $1,800 per share, less the exercise price of $500 per share. See "Transactions with Management" included elsewhere herein.

(7)
The aggregate value of the Restricted Stock awarded to Mr. Dalecio is $1,311,660 based on the fair market value of the Parent's common stock as of October 31, 2002. The Restricted Stock vests on January 1, 2005 and dividends are not paid on these shares. Other Compensation for Mr. Dalecio represents compensation for personal use of the Parent's corporate aircraft. In Fiscal 2000, the Parent purchased 363 options to purchase the Parent's common stock from Mr. Dalecio for $1,800 per share, less the exercise price of $500 per share. See "Transactions with Management" included elsewhere herein.

Stock Options of the Parent

Stock Option Plan

        The Parent adopted the KSL Recreation Corporation 1995 Stock Purchase and Option Plan (the "Plan"), providing for the issuance to certain officers, directors and key employees (the "Optionees") of up to 77,225 shares of common stock of the Parent ("Stock"). The number of shares of common stock of the Parent for this Plan was increased to 125,908 during 2000 and to 135,051 during 2002. Unless sooner terminated by the Parent's Board of Directors, the Plan will expire on June 30, 2005.

        The Compensation Committee of the Parent's Board of Directors, consisting of Messrs. Kravis and Raether (the "Committee"), administers the Plan. The Committee has the authority to determine the forms and amounts of awards made to Optionees (each, a "Grant"). Such Grants may take a variety of forms in the Committee's sole discretion including "incentive stock options" under Section 422 of the Code, other Stock options, stock appreciation rights, restricted Stock, purchase Stock, dividend equivalent rights, performance rights, performance shares or other stock-based grants.

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

Management Common Stock Purchase Agreements

        If an Optionee (the "Management Stockholders") exercises options under his or her Stock Option Agreement, he or she is required to enter into a Common Stock Purchase Agreement with the Parent. None of these Management Stockholders has exercised any options to date. Pursuant to each Common Stock Purchase Agreement, the Management Stockholder may not transfer any shares of Stock acquired thereby or upon exercise of vested options granted under the Plan (collectively, the "Plan Shares") within five years (although certain Management Stockholders may transfer their Plan Shares after they have been fully vested) after the date set forth in his or her Common Stock Purchase Agreement (the "Purchase Trigger Date").

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

Option Grants in the Parent for Fiscal Year 2002 and Potential Realizable Values

        The following sets forth as to each of the Named Executive Officers information with respect to options granted during fiscal year 2002: (i) the number of shares of common stock underlying options granted; (ii) the percent of total options granted to employees in fiscal year 2002; (iii) the exercise price of such options; (iv) the expiration date of such options and (v) the potential realizable values at assumed rates of such options.

	Option Grants in Fiscal 2002
	Individual Grants				Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Term
		Percent of total Options Granted to Employees in Fiscal Year
Name	Options Granted		Exercise Price
				Expiration Date	5% ($)	10% ($)
Michael S. Shannon	3,915	15.8%	$1,890	June 30, 2012	$4,653,411	$11,792,658
Larry E. Lichliter	1,000	4.0%	$1,890	June 30, 2012	1,188,611	3,012,173
Eric C. Resnick	4,866	19.6%	$1,890	June 30, 2012	5,783,780	14,657,235
Nola S. Dyal	1,000	4.0%	$1,890	June 30, 2012	1,188,611	3,012,173
Scott M. Dalecio	2,250	9.1%	$1,890	June 30, 2012	2,674,374	6,777,390

        The following table sets forth, as to each of the Named Executive Officers, information with respect to option exercises during fiscal year 2002 and the status of their options on October 31, 2002: (i) the number of shares of common stock underlying options exercised during fiscal year 2002, (ii) the aggregate dollar value realized upon the exercise of such options, (iii) the total number of exercisable and unexercisable stock options held on October 31, 2002 and (iv) the aggregate dollar value of in-the-money exercisable and unexercisable options on October 31, 2002.

Aggregated Option Exercises and Fiscal Year End Option Values at October 31, 2002
Name	Number of Shares Acquired on Exercise	Value Realized	Number of Securities Underlying Unexercised Options at October 31, 2002 (Exercisable/Unexercisable)	Value of Unexercised In-the-Money Options at October 31, 2002 (Exercisable/Unexercisable)(1)
Michael S. Shannon	—	—	29,876 / 7,675	$32,898,508 / $766,782
Larry E. Lichliter	—	—	14,003 / 3,507	13,623,970 / 365,630
Eric C. Resnick	—	—	— / 6,533	— / 150,030
Nola S. Dyal	—	—	3,652 / 2,450	1,920,525 / 281,330
Scott M. Dalecio	—	—	2,717 / 3,558	952,160 / 275,690

(1)
The Common Stock is not publicly traded and the value of the options represents management's best judgment of value at October 31, 2002 and is based on a market value of $1,890 per share for the Parent common stock.

Restricted Stock Awards of the Parent

        During fiscal 2002, the Parent's Board of Directors approved the award of up to 7,143 restricted common shares of the Parent (the "Restricted Shares") and appointed a committee (the "Stock Committee") to direct the issuance of the Restricted Shares to certain senior managers of the Parent, its subsidiaries (including the Company) and affiliates (collectively, the Affiliate Companies") in exchange for services to the Parent and such entities, in such amounts to be determined by the Stock Committee. Subsequently the Stock Committee granted 7,030 Restricted Shares to certain senior managers of the Parent and the Affiliate Companies ("Restricted Stock Grantees"). The Restricted Shares were issued effective August 1, 2002 and fully vest on January 1, 2005, pursuant to the terms and conditions of restricted stock agreements entered into between each of the Restricted Stock Grantees and the Parent (collectively, the "Restricted Stock Agreements").

        The Restricted Stock Agreements provide that the Restricted Stock Grantees have the right to require the Parent to purchase up to 50% of their Restricted Shares on January 1, 2005, at the fair market value of the Parent's common stock as of that date. The Restricted Stock Agreements further provide that, if a Restricted Stock Grantee leaves the employ of the Parent or Affiliate Company prior to January 1, 2005 for any reason other than involuntary discharge by the Parent or Affiliate Company without cause, such Restricted Stock Grantee will forfeit all of the Restricted Shares held by such Grantee and receive no payment therefore. The Restricted Stock Agreements further provide that, commencing January 1, 2005, the Parent has the right to repurchase all of the Restricted Shares owned by a Restricted Stock Grantee for a stated price if (a) the Restricted Stock Grantee's employment is involuntarily terminated with cause, (b) the Restricted Stock Grantee terminates his or her employment other than by reason of death, disability or retirement on or after the age of 65 or (c) the Restricted Stock Grantee effects a transfer of Restricted Shares other than as permitted under the terms and conditions of the Restricted Stock Agreements.

Management Incentive Bonuses

        Certain members of management of the Parent and the Company and its subsidiaries, including departmental managers and executive officers, including Named Executive Officers, are eligible to receive cash bonuses in addition to their annual salary compensation. Such awards are based on the performance of such individuals as determined by their direct supervisors and other senior management and the financial performance of the Parent, the Company and its subsidiaries. In addition, the Compensation Committee approved a Deferred Cash Bonus plan authorizing the payment of up to $2.5 million to certain employees of the Company and certain employees of the Parent who provide services to the Company. The Named Executives of the Company do not participate in the Deferred Cash Bonus Plan. This plan authorizes the payment of specified amounts to each grantee who remains employed with the Parent or the Company on January 1, 2005.

Options and Partnership Interests in Affiliates

        Certain executive officers received distributions related to profit sharing units or partnership interests in an affiliate, KSL Oak Land, L.P. ("Oak") in prior years. Oak sold all of its net assets during fiscal 2002. The proceeds of this sale were distributed to the Oak partners including certain executive officers of the Company.

        Certain executive officers received distributions related to profit sharing units or partnership interests in an affiliate, KSL Grove Land, L.P. ("Grove"), in prior years. Grove sold a significant portion of its net assets during Fiscal 2001. The proceeds of this sale were distributed to its partners including certain executive officers of the Company.

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

Board Compensation

        All directors are reimbursed for their usual and customary expenses incurred in attending all Board and committee meetings. Prior to fiscal 2001, each director received an aggregate annual fee of $25,000 for serving on the Parent's and the Company's Boards of Directors. This payment was eliminated during fiscal 2001 and each director received actual fees of $12,500 for fiscal 2001. The Company paid no cash directors' fees in 2002. During fiscal 2002, the Parent granted 500 options to purchase shares of the Parent's common stock to each of its Directors with the exception of Mr. Hazen, who was granted 53 such options (excluding options issued in connection with Mr. Hazen's purchase of the Parent's common stock, discussed in item 13 below.)

Compensation Committee Interlocks and Insider Participation

        The following directors participated in deliberations of the Parent's Board of Directors concerning executive officer compensation during fiscal year 2002 and have been appointed to serve on the Parent's Compensation Committee during fiscal year 2002: Messrs. Kravis and Hazen. During fiscal year 2003, no executive officer of the Parent served as a member of the compensation committee of another entity or as a director of another entity, one of whose executive officers served on the compensation committee or Board of Directors of the Parent.

Item 12.    Security Ownership of Certain Beneficial Owners and Management

        The following table sets forth as of January 15, 2003 certain information concerning the ownership of shares of Common Stock of the Parent by (i) persons who own beneficially more than 5% of the outstanding shares of Common Stock; (ii) each person who is a director of the Company; (iii) each person who is a Named Executive Officer; and (iv) all directors and executive officers of the Company as a group. The Parent owns 100% of the common stock of the Company. As of January 15, 2002, there are 551,135 shares of Common Stock of the Parent outstanding.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership(9)		Percent of Class
KKR Associates, L.P. c/o Kohlberg Kravis Roberts & Co. 9 West 57th Street New York, New York 10019	458,689	(1)	83.3
KKR 1996 GP, LLC c/o Kohlberg Kravis Roberts & Co. 9 West 57th Street New York, New York 10019	81,320	(2)	14.8
Michael S. Shannon	31,532	(3)	5.4
Larry E. Lichliter	14,403	(4)	2.6
Eric C. Resnick	1,111	(5)	*
Nola S. Dyal	3,852	(6)	*
Scott M. Dalecio	2,927	(7)	*
All Executive Officers and Directors as a Group (17 persons)	58,720	(8)	9.0

*
Denotes less than one percent.

(1)
Shares of Common Stock shown as beneficially owned by KKR Associates, L.P. are held as follows: approximately 71.4% by Resort Associates, L.P., approximately 10.2% by Golf Associates, L.P. and approximately 1.7% by KKR Partners II, L.P. (collectively, the "Initial Partnerships"). KKR Associates, L.P., a limited partnership, is the sole general partner of each of the Partnerships and possesses sole voting and investment power with respect to such shares. The general partners of KKR Associates, L.P. are Henry R. Kravis, George R. Roberts, Robert I. MacDonnell, Paul E. Raether, Michael W. Michelson, James H. Greene, Jr., Perry Golkin, Scott M. Stuart, Edward A. Gilhuly and Michael Tokarz. Messrs. Kravis, Roberts and Raether are also directors of the Company. Each of such individuals may be deemed to share beneficial ownership of the shares shown as beneficially owned by KKR Associates, L.P. Each of such individuals disclaims beneficial ownership of such shares.

(2)
Shares of Common Stock shown as beneficially owned by KKR 1996 GP LLC are owned of record by KKR 1996 Fund L.P. KKR 1996 GP LLC is the general partner of KKR Associates 1996 L.P., which is the general partner of KKR 1996 Fund L.P. (the "New Partnership"). The members of KKR 1996 GP LLC are Messrs. Kravis, Roberts, MacDonnell, Raether, Michelson, Greene, Golkin, Stuart, Gilhuly, Tokarz, Todd Fisher, Johannes Huth, Alexander Navab, Jr. and Neil Richardson. Messrs. Kravis, Roberts and Raether are also directors of the Company. Messrs. Kravis and Roberts constitute the management committee of KKR 1996 GP LLC. Each of such individuals may be deemed to share beneficial ownership of the shares shown as beneficially owned by KKR 1996 GP LLC. Each of such individuals disclaims beneficial ownership of such shares. The Initial Partnerships and the New Partnership are collectively referred to as the "Partnerships."

(3)
Includes options to purchase 29,876 shares exercisable within 60 days.

(4)
Includes options to purchase 14,003 shares exercisable within 60 days.

(5)
Includes options to purchase 1,111 shares exercisable within 60 days.

(6)
Includes options to purchase 3,652 shares exercisable within 60 days.

(7)
Includes options to purchase 2,717 shares exercisable within 60 days.

(8)
Includes options to purchase 55,804 shares exercisable within 60 days.

(9)
The nature of beneficial ownership for all of the shares listed is sole voting and investment power.

Item 13.    Certain Relationships and Related Transactions

Transactions With KKR

        KKR Associates, L.P. and KKR 1996 GP LLC beneficially own approximately 83.3% and 14.8% (74.8% and 13.3%, on a fully diluted basis), respectively, of the Parent's outstanding shares of Common Stock as of January 15, 2001. The general partners of KKR Associates, L.P. are Messrs. Henry R. Kravis, George R. Roberts, Robert I. MacDonnell, Paul E. Raether, Michael W. Michelson, James H. Greene, Jr., Perry Golkin, Scott M. Stuart, Edward A. Gilhuly and Michael Tokarz. Messrs. Kravis, Roberts and Raether are also directors of the Company. The members of the KKR 1996 GP LLC are Messrs. Kravis, Roberts, MacDonnell, Raether, Michelson, Greene, Golkin, Stuart, Gilhuly, Tokarz, Todd Fisher, Johannes Huth, Alexander Navab, Jr. and Neil Richardson. Each of the general partners of KKR Associates, L.P., with the exception of Messrs. MacDonnell and Takorz, is also a member of the limited liability company which serves as the general partner of Kohlberg Kravis Roberts & Co. ("KKR"). KKR receives an annual fee of $500,000 in connection with providing financial advisory services to the Parent and may receive customary investment banking fees for services rendered to the Parent and/or the Company in connection with divestitures, acquisitions and certain other transactions.

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

Transactions with the Parent and Affiliates of the Parent

        The Company and the Parent are parties to an Expense Allocation Agreement pursuant to which the Parent performs management services requested by the Company and the Company reimburses the Parent for expenses incurred by the Parent and directly attributable to the Company and its subsidiaries. The allocation includes consideration for compensation paid to employees of the Parent who provided services to the Company. The allocation for compensation is based on the amount of time that each employee spends providing services to the Company and is based on compensation expense (including expense related to Restricted Stock awards and Deferred Cash Bonus grants described above) recorded by the Parent. The Company paid management fees and fees pursuant to the Expense Allocation Agreement (reflected collectively as the "Corporate Fee" in the accompanying consolidated statements of operations) of $10.2 million, $9.7 million and $10.7 million to the Parent in fiscal years 2002, 2001 and 2000, respectively.

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

        Effective April 1, 1998, Desert Resorts entered into a management agreement with an unconsolidated affiliate, KSL Land II Corporation ("Land II"), whereby Land II provides development services for the entitlement, subdivision, construction, marketing, and sale of approximately 97 single family detached units on approximately eleven acres of real estate currently owned by Desert Resorts. The development site is adjacent to the Desert Resorts' La Quinta Resort & Club. The contractor and project management fees for these services are calculated as 6.0% of the Project Sales Revenues, as defined. Also, Land II is to be paid by Desert Resorts a marketing fee in an amount equal to 2.75% of the Project Sales Revenues. Such marketing fee will be used by Land primarily to pay marketing, sale and promotional expenses to third parties. Desert Resorts paid $203,000, $1,693,000, and $1,563,000, in Fiscal 2002, 2001 and 2000, respectively, to Land II for project management and marketing fees.

        During fiscal 2002 and 2001, several of the properties entered into a construction management agreement with an unconsolidated affiliate, KSL Land Corp. (Land Corp.), whereby Land Corp. will provide construction management services for certain construction projects. Land Corp. is to be paid by the properties a management fee for these services in an amount equal to 5.0% to 6.5% of the total gross contracted amount of the project. In fiscal 2002 and 2001, the Company paid $1,884 and $645, respectively, for project management fees to Land Corp.

Transactions with Management and Directors

Common Stock and Common Stock Option Purchases

        In July 2000, the Parent purchased 3,509 shares of its common stock from the Named Executive Officers. The common stock was purchased at $1,800 per share. The Parent purchased 2,945 and 564 shares of the Parent's common stock from Messrs. Shannon and Lichliter, respectively.

        In July 2000, the Parent purchased 13,060 of the options to purchase the Parent's common stock from 24 optionees of which 5,341 were purchased from the Named Executive Officers. These options were purchased at $1,800 per share, less the exercise price of $500 per share. The Parent purchased 3,297 and 363 options from Messrs. Lichliter and Dalecio, respectively, and 1,051 options from Ms. Dyal.

        In August 2002, Mr. Hazen purchased 132 shares of the Parent's common stock for $1,890 per share for an aggregate purchase price of $250,000. In connection with the purchase, Mr. Hazen was issued 529 options to purchase the Parent's common stock for $1,890 per share. The transaction was approved by the Parent's shareholders and was completed at fair market value.

Loans to Management

        The Parent made loans to Ms. Dyal and Mr. Dalecio to fund the purchase of the Parent's common stock. Ms. Dyal and Mr. Dalecio each borrowed $250,000, all of which remained outstanding as of October 31, 2002. The Parent also made loans to other executives of the Parent and the Company to fund purchases of the Parent's common stock. The aggregate balance of these loans was $625,000 as of October 31, 2002. The loans are due November 1, 2003 and bear interest at 5.0% per annum.

Purchases of Real Estate Products

        During fiscal year 1999, Messrs. Shannon and Lichliter each purchased a "La Quinta Resort Home" which are homes developed and sold by a subsidiary of the Company in a project located adjacent to the Company's La Quinta property. Mr. Shannon paid $820,000 for his home and Mr. Lichliter paid $700,000 for his home. These prices were the retail "list" prices offered to the public at the time of their purchases and were not discounted. Each of Messrs. Shannon and Lichliter subsequently entered into a rental management agreement with a real estate leasing subsidiary of the Company on standard terms and conditions applicable to other purchasers of La Quinta Resort Homes who entered into rental management agreements with such subsidiary. For fiscal years 2002, 2001 and 2000, Mr. Shannon received $81,382, $120,515 and $49,501, respectively of rental income under his rental management agreement. Mr. Lichliter received $56,652 of rental income in 2000 under his rental management agreement, and did not receive any rental income related to this house in 2002 and 2001 as he subsequently sold this home.

        During fiscal year 2001, Mr. Lichliter paid $2,092,000 for three additional homes, again these prices were the retail "list" prices offered to the public at the time of his purchases and were not discounted. Mr. Lichliter entered into a leaseback program and was paid $37,347 and $238,400 in fiscal 2002 and 2001, respectively. The length of the leasebacks ranges from ten to twenty-three months. The leaseback program was offered on standard terms and conditions offered to other purchasers.

Item 14.    Controls and Procedures

        As of January 15, 2003, the Company, including the Company's Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities and Exchange Act of 1934.)

        Based upon the evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in ensuring that information required to be disclosed in the reports the Company files and submits under the Exchange Act are recorded, processed, summarized and reported as and when required. There were no significant changes in the Company's internal controls subsequent to January 15, 2003, including any corrective actions with regard to significant deficiencies and material weaknesses.

Part IV.

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)
Documents filed as part of this report:

(1)
Financial Statements

  The following Consolidated Financial Statements of KSL Recreation Group, Inc. and subsidiaries are included in Part II, Item 8:

    Independent Auditors' Report
    Consolidated Statements of Income and Comprehensive Income for the years ended October 31, 2002, 2001 and 2000
    Consolidated Balance Sheets as of October 31, 2002 and 2001
    Consolidated Statements of Stockholder's Equity for the years ended October 31, 2002, 2001 and 2000
    Consolidated Statements of Cash Flows for the years ended October 31, 2002, 2001 and 2000
    Notes to Consolidated Financial Statements

  (2)
  Financial Schedules

VALUATION AND QUALIFYING ACCOUNTS
FOR THE YEARS ENDED OCTOBER 31, 2002, 2001 and 2000

	Balance at Beginning of Period	Charged to Cost and Expenses	Deductions—Net Credit Loss	Balance at End of Period
	(in thousands)
Allowance for doubtful accounts:
Trade Receivable
Fiscal year ended October 31, 2002	$993	$523	$(362)	$1,154
Fiscal year ended October 31, 2001	$882	$659	$(548)	$993
Fiscal year ended October 31, 2000	$712	$507	$(337)	$882

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
10.20	Purchase and Sale Agreement between La Costa Hotel and Spa Corporation and Century World, PTE., Ltd dated October 31, 2001.
10.21	Assignment and Assumption Agreement regarding contract rights between Century World PTE., Ltd and KSL La Costa Resort Corporation dated November 1, 2001.
*11	Computation of Earnings (Loss) Per Share
*12	Computation of Ratio of Earnings to Fixed Charges
*21	List of Subsidiaries of the Company
*99.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
*99.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

SIGNATURES

        Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on January 21, 2003.

KSL RECREATION GROUP, INC.
By:	/s/ ERIC C. RESNICK Eric C. Resnick Vice President, Chief Financial Officer and Treasurer

        Pursuant to the requirements of the Securities and Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons in the capacities indicated on January 21, 2003.

Signatures	Title

/s/ MICHAEL S. SHANNON (Michael S. Shannon)	President, Chief Executive Officer and Director (Principal Executive Officer)
/s/ LARRY E. LICHLITER (Larry E. Lichliter)	Executive Vice President and Director
/s/ HENRY R. KRAVIS (Henry R. Kravis)	Director
/s/ GEORGE R. ROBERTS (George R. Roberts)	Director
/s/ PAUL E. RAETHER (Paul E. Raether)	Director
/s/ PAUL M. HAZEN (Paul M. Hazen)	Director
/s/ JOHN K. SAER JR. (John K. Saer Jr.)	Director
/s/ ERIC C. RESNICK (Eric C. Resnick)	Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)
/s/ SAMUEL J. BARTON (Samuel J. Barton)	Controller (Principal Accounting Officer)

CERTIFICATIONS

        CERTIFICATION OF CHIEF EXECUTIVE OFFICER

        I, Michael S. Shannon, certify that:

        1.    I have reviewed this annual report on Form 10-K of KSL Recreation Group, Inc.;

        2.    Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

        3.    Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

        4.    The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

          a)    designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          b)    evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          c)    presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

        5.    The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

          a)    all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b)    any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

        6.    The registrant's other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: January 21, 2003
/s/ MICHAEL S. SHANNON Michael S. Shannon CHIEF EXECUTIVE OFFICER

CERTIFICATION OF CHIEF FINANCIAL OFFICER

        I, Eric C. Resnick, certify that:

        1.    I have reviewed this annual report on Form 10-K of KSL Recreation Group, Inc.;

        2.    Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

        3.    Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

        4.    The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

          a)    designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          b)    evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          c)    presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

        5.    The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

          a)    all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b)    any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

        6.    The registrant's other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: January 21, 2003
/s/ ERIC C. RESNICK Eric C. Resnick CHIEF FINANCIAL OFFICER

QuickLinks

INDEX
Part I.
  Item 1. Business
  Item 2. Properties
  Item 3. Legal Proceedings
  Item 4. Submission of Matters to a Vote of Security Holders
Part II.
  Item 5. Market for Registrant's Common Equity and Related Stockholder Matters
  Item 6. Selected Consolidated Historical Financial Data
  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
  Item 7a. Quantitative and Qualitative Disclosures About Market Risk
  Item 8. Financial Statements and Supplementary Data
INDEPENDENT AUDITORS' REPORT
KSL RECREATION GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME FOR THE YEARS ENDED OCTOBER 31, 2002, 2001 and 2000
KSL RECREATION GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS AS OF OCTOBER 31, 2002 and 2001
KSL RECREATION GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY FOR THE YEARS ENDED OCTOBER 31, 2002, 2001 and 2000
KSL RECREATION GROUP, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED OCTOBER 31, 2002, 2001 and 2000
PART III
  Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
  Item 10. Directors and Executive Officers
  Item 11. Executive Compensation
SUMMARY COMPENSATION TABLE(1)(2)
  Item 12. Security Ownership of Certain Beneficial Owners and Management
  Item 13. Certain Relationships and Related Transactions
  Item 14. Controls and Procedures
Part IV.
  Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K
VALUATION AND QUALIFYING ACCOUNTS FOR THE YEARS ENDED OCTOBER 31, 2002, 2001 and 2000
SIGNATURES
CERTIFICATIONS
CERTIFICATION OF CHIEF FINANCIAL OFFICER