Form 10-Q
period 2003-01-31
KSL RECREATION GROUP INC
filed 2003-03-11
CIK 1041878

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the quarterly period ended January 31, 2003.

OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the transition period from to .

Commission File Number  333-31025

KSL RECREATION GROUP, INC.

(Exact name of Registrant as specified in its charter)

Delaware	33-0747103
(State or other jurisdiction of incorporation or organization)	(IRS Employer ID Number)

50-905 Avenida Bermudas La Quinta, California	92253
(Address of principal executive offices)	(Zip Code)

760/564-8000
(Registrant’s telephone number, including area code)

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

Shares outstanding of the Registrant’s common stock
as of March 11, 2003
1,000

Class
Common Stock, $0.01 par value

KSL RECREATION GROUP, INC.

(a wholly owned subsidiary of KSL Recreation Corporation)

KSL RECREATION GROUP, INC.

(a wholly owned subsidiary of KSL Recreation Corporation)

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(Unaudited)

	(in thousands, except share and per share data)
	For the three months ended January 31,
	2003	2002
Revenues:
Resort	$129,346	$124,506
Real estate	89	4,929
Total revenues	129,435	129,435
Expenses:
Cost of real estate	—	2,332
Payroll and benefits	45,242	42,745
Other expenses	44,855	43,034
Depreciation and amortization	17,227	16,599
Corporate fee	3,861	2,262
Total operating expenses	111,185	106,972
Income from operations	18,250	22,463
Other income (expense):
Interest income	171	820
Interest expense	(14,967)	(17,462)
Other expense	(43)	(78)
Other expense, net	(14,839)	(16,720)
Income before income taxes	3,411	5,743

Income tax expense	1,364	2,297

Net income	$2,047	$3,446

Basic and diluted earnings per share	$2,047	$3,446

Weighted average number of shares	1,000	1,000

Comprehensive income:
Net income	$2,047	$3,446

Change in fair value of derivative instruments, net of tax	527	2,637

Comprehensive income	$2,574	$6,083

See accompanying notes to consolidated financial statements.

KSL RECREATION GROUP, INC.

(a wholly owned subsidiary of KSL Recreation Corporation)

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

	(in thousands, except share data)
	January 31, 2003	October 31, 2002
ASSETS
Current assets:
Cash and cash equivalents	$14,673	$17,726
Restricted cash	16,158	12,806
Trade receivables, net of allowance for doubtful receivables of $1,221 and $1,154, respectively	33,320	30,255
Inventories	11,807	11,126
Current portion of notes receivable	8,391	6,665
Prepaid expenses and other current assets	5,327	4,646
Deferred income taxes	5,256	5,256
Total current assets	94,932	88,480

Real estate under development	744	744
Property and equipment, net of accumulated depreciation of $239,717 and $225,250, respectively	1,044,981	1,041,299
Notes receivable, less current portion	4,857	5,326
Restricted cash, less current portion	6,758	6,854
Goodwill	121,876	121,876
Intangible assets, net	193,930	197,590
Other assets, net	4,047	4,053

	$1,472,125	$1,466,222
LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities:
Accounts payable	$15,899	$14,919
Accrued liabilities	47,672	56,315
Current portion of long-term debt	4,587	4,587
Current portion of obligations under capital leases	1,209	1,373
Customer and other deposits	31,662	27,812
Deferred income and other	8,986	6,112
Payable to Parent	3,330	1,282
Total current liabilities	113,345	112,400

Long-term debt, less current portion	813,516	815,968
Obligations under capital leases, less current portion	32,878	33,272
Other liabilities	9,376	10,993
Member deposits	184,626	178,131
Deferred income taxes	28,596	28,244

Commitments and contingencies

Stockholder’s equity:
Common stock, $.01 par value, 25,000 shares authorized, 1,000 outstanding	—	—
Additional paid-in capital	258,843	258,843
Retained earnings	34,963	32,916
Accumulated other comprehensive loss, net of tax	(4,018)	(4,545)
Total stockholder’s equity	289,788	287,214

	$1,472,125	$1,466,222

See accompanying notes to consolidated financial statements.

KSL RECREATION GROUP, INC.

(a wholly owned subsidiary of KSL Recreation Corporation)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	(in thousands)
	For the three months ended January 31,
	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,047	$3,446
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	17,227	16,599
Amortization of debt issuance costs	1,299	626
Provision for losses on trade and notes receivables	130	166
Change in deferred taxes	—	1,723
(Gain) loss on sale of assets	(23)	8
Changes in operating assets and liabilities, net of effects from acquisition:
Trade receivables	(3,195)	(9,600)
Inventories	(681)	(5)
Prepaid expenses and other current assets	(681)	(4,480)
Notes receivable	111	878
Other assets	(7)	(1,212)
Accounts payable	980	(4,794)
Accrued liabilities	(8,643)	5,888
Deferred income, customer and other deposits	6,724	13,610
Other liabilities	(738)	39
Net cash provided by operating activities	14,550	22,892

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of business, net of cash acquired	—	(115,592)
Purchases of property and equipment	(18,538)	(6,106)
Restricted cash	(3,256)	(4,879)
Proceeds from sale of fixed assets	26	2
Sale of real estate under development	—	1,377
Investment in real estate under development	—	(102)
Net cash used in investing activities	(21,768)	(125,300)

CASH FLOWS FROM FINANCING ACTIVITIES:
Revolving line of credit borrowings	6,000	129,000
Revolving line of credit payments	(9,250)	(18,750)
Proceeds from borrowings under notes payable	1,243	—
Principal payments on long-term debt and obligations under capital leases	(1,003)	(1,759)
Member deposits and collections on member notes receivable	8,327	5,933
Membership refunds	(3,200)	(2,075)
Payable to Parent	2,048	2,808
Net cash provided by financing activities	4,165	115,157

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(3,053)	12,749
CASH AND CASH EQUIVALENTS, beginning of period	17,726	37,491
CASH AND CASH EQUIVALENTS, end of period	$14,673	$50,240

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid (net of amounts capitalized)	$17,247	$10,088
Income taxes paid	$569	$261

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

The unaudited interim condensed consolidated financial statements presented herein have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the Securities and Exchange Commission for reporting on Form 10-Q and do not include all of the information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America.  In the opinion of management, these condensed consolidated financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the Company’s consolidated financial position, results of operations and cash flows. These unaudited interim condensed consolidated financial statements should be read in conjunction with the other disclosures contained herein and with the Company’s audited consolidated financial statements and notes thereto contained in the Company’s Form 10-K for the year ended October 31, 2002.  Operating results for interim periods are not necessarily indicative of results that may be expected for the entire fiscal year.

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

Change in Accounting for Business Combinations and Goodwill and Other Intangible Assets - In June 2001, the FASB issued SFAS 141, Business Combinations and SFAS 142, Goodwill and Other Intangible Assets. SFAS 141 requires that all business combinations be accounted for using the purchase method and provides new criteria for recording intangible assets separately from goodwill. SFAS 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets. Goodwill and other intangible assets that have indefinite useful lives will not be amortized into results of operations, but instead, will be tested at least annually for impairment and written down when impaired. The Company elected to early adopt the provisions of each statement, which apply to goodwill and intangible assets acquired prior to June 30, 2001, effective November 1, 2001. However, SFAS 142 was immediately applicable to any goodwill and other intangible assets the Company acquired after June 30, 2001. Upon adoption, the Company ceased amortizing goodwill against its results of operations.  In addition, the Company reassessed the useful lives of its other intangible assets and determined that such other intangible assets are deemed to have a definite useful life because their related future cash flows are closely associated with the operations, level of future maintenance expenditures, and the useful lives of the individual resort to which they relate.  During fiscal 2002, the Company completed goodwill transition and annual impairment tests, and no impairment was identified.  No impairment indicators were identified in the first fiscal quarter of 2003.

The gross carrying amount and accumulated amortization of the Company’s other intangible assets as of January 31, 2003 and October 31, 2002 are as follows:

	January 31, 2003			October 31, 2002
	(in thousands)
Intangible Asset (Weighted- Average Amortization Period)	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Trade names (23 years)	$108,624	$11,588	$97,036	$108,624	$10,387	$98,237
Management contracts (20 years)	41,193	5,582	35,611	41,193	5,075	36,118
Golf rights (25 years)	25,775	2,148	23,627	25,775	1,890	23,885
Membership contracts (15 years)	14,532	3,589	10,943	14,532	3,350	11,182
Debt issuance costs (4 years)	23,126	10,816	12,310	23,126	9,517	13,609
Lease agreements (25 years)	19,667	5,264	14,403	19,667	5,108	14,559
Total	$232,917	$38,987	$193,930	$232,917	$35,327	$197,590

Amortization expense recorded on the intangible assets, excluding debt issuance costs, for the three months ended January 31, 2003 and 2002 was $2.4 million.  As a result of adoption of SFAS 142, there were no changes to amortizable lives or amortization methods.  The estimated amortization expense for the Company’s other intangible assets for each of the five succeeding fiscal years is as follows:

For the year ending October 31,	(in thousands)
2003	$14,407
2004	14,407
2005	12,284
2006	10,453
2007	10,453

Accounting for Derivative Instruments and Hedging Activities - The Company follows SFAS 133, Accounting for Derivative Instruments and Hedging Activities, in accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities.  All derivatives, whether designated in hedging relationships or not, are required to be recorded on the balance sheet at fair value.  If the derivative is designated as a fair value hedge, the changes in the fair value of the derivative and of the hedged item attributable to the hedged risk are recognized in earnings.  If the derivative is designated as a cash flow hedge, the effective portions of changes in the fair value of the derivative are recorded in other comprehensive income and are recognized in the income statement when the hedged item affects earnings.  Ineffective portions of changes in the fair value of cash flow hedges are recognized in earnings. SFAS 133 also requires that the Company formally document, designate, and assess the effectiveness of transactions that receive hedge accounting.

The Company recognized derivative gains, net of income taxes, of $0.5 million and $2.6 million during the three-months ended January 31, 2003 and 2002, respectively, which were included in “Other Comprehensive Income” (“OCI”).  In addition, net payments made related to interest rate swaps of $2.4 million and $2.2 million were charged to earnings during the three-months ended January 31, 2003 and 2002, respectively.

The Company uses derivatives instruments, such as interest rate swaps and caps, to manage exposures to interest rate risks in accordance with its risk management policy. The Company’s objectives for holding derivatives are to minimize the risks using the most effective methods to eliminate or reduce the impacts of these exposures. The Company does not use derivative financial instruments for trading purposes. When applicable and in accordance with its risk management policy, the Company uses the short cut or matched terms method assuming no ineffectiveness to account for its hedging instruments in accordance with SFAS No. 133.

Recently Issued Accounting Pronouncements- In June 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 143, Accounting for Asset Retirement Obligations which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002. The Company’s adoption of SFAS No. 143, effective November 1, 2002, did not have a material impact on its results of operations or financial position.  In August 2001, the FASB issued SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which supersedes previous guidance on financial accounting and reporting for the impairment or disposal of long-lived assets and for segments of a business to be disposed of.  Adoption of SFAS 144 is required no later than the beginning of fiscal 2003. The Company adopted SFAS No. 144 effective November 1, 2002.  Such adoption did not have a significant impact on the Company’s financial position or results of operations. However, future impairment reviews may result in charges against earnings to write down the value of long-lived assets.

In July 2002, the FASB issued SFAS 146, Accounting for Costs Associated with Exit or Disposal Activities, which addresses financial accounting and reporting for costs associated with exit or disposal activities and supersedes Emerging Issues Task Force (EITF) Issue 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under Issue 94-3, a liability for an exit cost as defined in EITF 94-3 was recognized at the date of an entity’s commitment to an exit plan. SFAS 146 also establishes that the liability should initially be measured and recorded at fair value.  The Company adopted the provisions of SFAS 146 for exit or disposal activities that are initiated after December 31, 2002.  Such adoption did not have a material impact on the Company’s financial position or results of operations.

In November 2002, the FASB issued FASB Interpretation (“FIN”) No. 45, Guarantors Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees and Indebtedness of Others, an interpretation of FASB Statements No. 5, 57 and 107, and rescission of FASB Interpretation No. 34, Disclosure of Indirect Guarantees of Indebtedness of Others.  FIN 45 elaborates on the disclosures to be made by the guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued.  It also requires that a guarantor recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee.  The initial recognition and measurement provisions of this interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002; while, the provisions of the disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002.  The Company’s adoption of such interpretation, effective January 1, 2003, did not have a material impact on its results of operations or financial position.

In January 2003, the FASB issued FIN No. 46, Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51.  FIN No. 46 requires that variable interest entities be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or is entitled to receive a majority of the entity’s residual returns or both.  FIN No. 46 also requires disclosures about variable interest entities that companies are not required to consolidate but in which a company has a significant variable interest.  The consolidation requirements apply to entities established prior to January 31, 2003 in the first fiscal quarter beginning after June 15, 2003.  The disclosure requirements apply in all financial statements issued after January 31, 2003.  The Company does not expect the adoption of FIN No. 46 will have a material impact on the Company’s financial position or results of operations.

Reclassification- Certain reclassifications have been made to the 2002 condensed consolidated financial statements to conform with the 2003 presentation.

NOTE 2.  Acquisitions

On November 16, 2001, the Company, through a wholly-owned subsidiary, acquired certain assets and assumed certain liabilities comprising the La Costa Resort & Spa (“La Costa”), located in Carlsbad, California.  The purchase price of La Costa was $120.0 million (excluding transaction costs of approximately $4.6 million, membership liabilities of $7.1 million and a positive working capital purchase price adjustment of $8.5 million).  The acquisition was completed to further the Company’s strategy of acquiring unique and irreplaceable resorts that would benefit significantly from the Company’s operating strategy, and was accounted for using the purchase method of accounting.  Accordingly, the operating results of La Costa have been included in the Company’s consolidated financial statements since acquisition.  The Company financed the acquisition with existing cash and debt issued under its Amended and Restated Credit Agreement.

The fair value of the assets acquired and liabilities assumed included in the Company’s condensed consolidated financial statements as of January 31,2002 represented management’s best estimate at the time of the acquisition and did not materially differ from the finalized fair values as recorded as of October 31, 2002.  The following table summarizes the fair values of the assets acquired and liabilities assumed in connection with the acquisition of La Costa.

(in thousands)
2002
Current assets	$3,507
Property, plant, and equipment	98,054
Intangible assets	32,909
Other assets	861
Total assets acquired	135,331

Current liabilities	(11,363)
Membership liabilities and obligations under capital leases	(7,955)
Total liabilities assumed	(19,318)

Net assets acquired	$116,013

The acquired intangible assets consisted of trade name of $17.2 million,, management contract of $14.3 million and club membership programs of $1.4 million and are being amortized using the straight-line method over the useful lives 15 years.

The following are the Company’s unaudited pro forma consolidated results of operations for the three months ended January 31, assuming the La Costa transaction occurred as of November 1, 2001:

	(in thousands, except per share data)
	2003	2002
Revenues	$129,435	$131,327
Income before income taxes	3,411	4,994
Net income	2,047	2,997
Net income per share – basic and diluted	2,047	2,997

The unaudited pro forma results do not necessarily represent results that would have occurred if the acquisitions had taken place as of the beginning of the fiscal periods presented, nor do they purport to be indicative of the results that will be obtained in the future.

NOTE 3.  Long-term Debt and Restricted Cash

The Company’s Amended and Restated Credit Facility allows for maximum borrowings of $529.3 million, including Term A and Term B loans of $47.5 million each, a Term C loan of $171.5 million and maximum borrowings under a revolving credit facility of $216.1 million, decreasing to $186.6 million in May 2003.  Borrowings under the Amended and Restated Credit Facility as of January 31, 2003 bear interest at variable rates up to 2.875% above LIBOR or 1.875% above the syndication Agent’s base rate.  The Company’s outstanding borrowings under the revolving credit line were $43.5 million at January 31, 2003. The terms of the Company’s credit facility, including the revolving credit line, contain certain financial covenants. The Company was in compliance with the required financial covenants of the credit facility and other debt instruments at January 31, 2003.

In April 2002, La Costa entered into a Mortgage Loan Agreement with Wells Fargo Bank, NA.  The loan agreement allows for maximum borrowings of $60.0 million, based on certain financial calculations, bears interest at LIBOR plus 2.375% and matures in April 2005. As of January 31, 2003, the loan amount outstanding was $52.2 million.  This debt is secured by the assets of La Costa.

In May 2002, the Company refinanced its $275.0 million mortgage at Grand Wailea. The new mortgage matures in October 2006 with two 12-month extensions available at the Company’s option. The mortgage bears interest at LIBOR plus 2.75% and increases to LIBOR plus 3.00% in February 2003, LIBOR plus 3.25% in May 2003, LIBOR plus 3.50% in August 2003 and LIBOR plus 3.75% in October 2003. This refinanced debt is secured by the assets of Grand Wailea.

The Company is a party to various interest rate swap agreements to hedge the effects of changes in interest rates on the Company’s variable rate debt.  One agreement has a notional principal amount of $175.0 million and matures in February 2004. However, the counter-party to this agreement can, at its discretion, terminate the agreement in February 2003. The swap involves the exchange of the variable interest rate of 3-month LIBOR (receive) with a fixed LIBOR interest rate of 4.95% (pay).  This swap is designated as a cash flow hedge as defined by SFAS 133 and accordingly is recorded at its fair value (liability of $6.7 million and $7.6 million at January 31, 2003 and October 31, 2002, respectively) on the accompanying condensed consolidated balance sheet.  The change in fair value of the swap is reflected, net of tax, in OCI. The increase to OCI is attributable to gains on cash flow hedges during the three months ended January 31, 2003 and 2002.

An additional swap agreement has a notional principal amount of $100.0 million and matures in February 2003. The swap involves the exchange of the variable rate interest of 3-month LIBOR (receive) with a fixed LIBOR interest rate of 4.95% (pay). If the 3-month LIBOR is 6.25% or higher at any time during the agreement, the agreement is automatically terminated.  However, the swap does not qualify for hedge accounting under SFAS 133. The fair value of the swap at January 31, 2003 and October 31, 2002 was a liability of $0.3 million and $1.1 million, respectively, and is included on the accompanying condensed consolidated balance sheet. The change in fair value is recorded in interest expense.

The counter-parties to all of the Company’s interest swap agreements are major financial institutions. The purpose of these swaps is to manage the Company’s interest rate exposure on its variable rate borrowings. The amounts to be received or paid pursuant to these agreements are accrued and recognized through an adjustment to interest expense in the accompanying condensed consolidated statements of operations over the life of the agreements. During the three months ended January 31, 2003, the Company made net payments related to these swap agreements totaling $2.2 million. These amounts were recorded as increases to interest expense. Estimated net derivative losses of approximately $3.2 million included in OCI as of January 31, 2003, are expected to be reclassified into earnings, assuming no changes in relevant interest rates and as interest is paid, during the twelve months ending January 31, 2004.

NOTE 4.  Segment Information

Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the Company’s chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance.  The Company’s chief operating decision-maker is its Chief Executive Officer.  The operating segments of the Company are managed separately because each segment represents a strategic business unit that offers different products or services.

The Company’s reportable operating segments include the Resort segment and the Real Estate segment.  The Resort segment provides service-based recreation through resorts, spas, golf courses, private clubs and activities related thereto.  For financial reporting purposes, individual properties included in the Resort segment have been aggregated because of their common economic and operating characteristics.  The Real Estate segment develops and sells real estate in and around the Company’s Resort operations.  The Company’s Real Estate segment exists to support and enhance growth of the Company’s Resort segment.  The Company utilizes the expertise of an affiliate Company in determining real estate projects to undertake.   Both of the Company’s operating segments are within the United States.

The accounting policies of the Company’s operating segments are the same as those described in Note 1, Organization and Accounting Policies.  The Company evaluates performance based on stand alone segment income reduced by direct expenses.

Because the Company does not evaluate performance based on segment net income at the operating segment level, the Company’s non-operating expenses are not tracked internally by segment.  Therefore, such information is not presented.

Reportable segment data for the quarters ended January 31, 2003 and 2002 are as follows:

Resort

Real Estate

Consolidated

Quarter ended January 31, 2003
Revenues	$129,346	$89	$129,435
Income from operations	18,185	65	18,250

Quarter ended January 31, 2002
Revenues	$124,506	$4,929	$129,435
Income from operations	19,987	2,476	22,463

The Real Estate segment’s identifiable assets were $1.3 million at January 31, 2003 and October 31, 2002. All of the remaining assets of the Company are related to the Resort segment, other than deferred income taxes, which is considered a corporate asset and is not identifiable to either segment.  Substantially all of the Company’s capital expenditures and depreciation and amortization expense relate to the Resort segment.

NOTE 5.  Subsequent Event

Subsequent to January 31, 2003, the Company approved a plan to sell Grand Traverse Resort and Spa (“Grand Traverse”), as a result of management’s decision to focus on the premium end of the destination resort market and given the levels of interest among qualified buyers.  On March 4, 2003, the Company entered into an agreement to sell Grand Traverse to an unaffiliated third party.  The transaction is expected to close by March 31, 2003.  The following table summarizes the carrying values of the assets and liabilities expected to be sold in connection with the pending sale of Grand Traverse.

(in thousands)

January 31, 2003

Current assets	$3,802
Property, plant, and equipment, net	33,582
Other assets	5,127
Total assets	42,511

Current liabilities	(2,222)
Membership liabilities and obligations under capital leases	(2,745)
Total liabilities	(4,967)

Net assets to be sold	$37,544

KSL RECREATION GROUP, INC.

(a wholly owned subsidiary of KSL Recreation Corporation)

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the Company’s historical consolidated financial statements and notes thereto included elsewhere in this document.

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

The determination of estimated useful lives for property and equipment for purpose of recording depreciation and amortization expense is inherently subjective and dependent on the Company’s plans for renovations and replacement of such assets.  In estimating useful lives for its property and equipment, the Company uses its forecasted capital expenditures for the individual resorts and planned timing of renovations of the various owned properties.

Long-Lived Assets- Management regularly reviews real estate, property and equipment and other long-lived assets, including certain identifiable intangibles and goodwill, for possible impairment.  This review occurs annually, or more frequently if events or changes in circumstances indicate the carrying amount of the asset may not be recoverable.  If there is indication of impairment of real estate, property and equipment or amortizable intangible assets, then management prepares an estimate of future cash flows (undiscounted and without interest charges) expected to result from the use of the asset and its eventual disposition.  If these cash flows are less than the carrying amount of the asset, an impairment loss is recognized to write down the asset to its estimated fair value.  The fair value is estimated at the present value of the future cash flows discounted at a rate commensurate with management’s estimates of the business risks.  Annually, or earlier, if there is indication of impairment of identified intangible assets not subject to amortization, management compares the estimated fair value with the carrying amount of the asset.  An impairment loss is recognized to write down the intangible asset to its fair value if it is less than the carrying amount.  Annually, or earlier, if there is indication of impairment of goodwill, management compares the fair value of the business unit to its carrying value.  If the estimated fair value of the related business unit is less than the carrying amount, an impairment loss is recognized to write down the goodwill to its implied fair value.  Real estate assets, if any, for which management has committed to a plan to dispose of the assets, whether by sale or abandonment, are reported at the lower of carrying amount or fair value less cost to sell. Preparation of estimated expected future cash flows is inherently subjective and is based on management’s best estimate of assumptions concerning expected future conditions. No impairments were identified as of January 31, 2003.

Management believes that the accounting estimate related to asset impairment is a “critical accounting estimate” because: (1) it is highly susceptible to change from period to period because it requires company management to make assumptions about cash flows and discount rates; and (2) the impact that recognizing an impairment would have on the assets reported on the Company’s consolidated balance sheet, as well as net income, could be material. Management’s assumptions about cash flows and discount rates require significant judgment because actual revenues and expenses have fluctuated in the past and are expected to continue to do so.  In estimating future revenues, the Company uses its internal budgets. Internal budgets are developed based on recent revenues data for existing properties and planned timing of capital expenditures at the various properties and its related impact on ADR and RevPAR.

See Note 1 of the Notes to Condensed Consolidated Financial Statements herein regarding recently issued accounting pronouncements and their impact on the Company.

Consolidated Results of Operations

Net income totaled $2.0 million and $3.4 million for the three months ended January 31, 2003 and 2002, respectively.  Income from operations totaled $18.3 million and $22.5 million the three months ended January 31, 2003 and 2002, respectively.  The decline in operating results from the three months ended January 31, 2002 (“2002 First Quarter”) to the three months ended January 31, 2003 (“2003 First Quarter”) relates to (i) decreased sales by the real estate segment, which had $2.4 million higher operating income in the 2002 First Quarter as compared to the 2003 First Quarter, and ii) an increase of $1.6 million in the Corporate fee charged to the Company in the 2003 First Quarter by KSL Recreation Corporation (the “Parent”).  The increase in the Corporate Fee relates to higher compensation charges incurred by the Parent in Fiscal 2003.  Additional information relating to the operating results for each business segment is set forth below.

Resort Segment

Select operating data for the Company’s resort segment for the quarters indicated is as follows:

	(in thousands, except operating statistics)
	For the three months ended January 31,
	2003	2002
Resort revenue:
Rooms	$50,652	$48,448
Food and beverage	33,214	32,299
Golf fees	8,191	7,677
Dues and fees	7,774	7,180
Merchandise	6,006	5,664
Spa	7,650	7,479
Other	15,859	15,759
Total resort revenue	129,346	124,506

Resort operating income	18,185	19,987

Operating statistics:
Available room nights	429,608	422,580
Occupancy	51.4%	49.9%
ADR (average daily room rate)	$228.08	$229.76
RevPAR (revenue per available room night)	$117.23	$114.65

Three months ended January 31, 2003 (2003 First Quarter) as compared to the three months ended January 31, 2002 (2002 First Quarter).

Resort revenues.  Resort revenues increased by $4.8 million or 3.9%, from $124.5 million in the 2002 First Quarter to $129.3 million in the 2003 First Quarter.  The increase can be attributed improved occupancy in the 2003 First Quarter as the Company’s revenues in the 2002 First Quarter were negatively affected by the impact of the tragic events of September 11, 2001 on the entire hospitality industry.  The improved occupancy in the 2003 First Quarter helped drive increased rooms, food and beverage and merchandise revenue.

For comparability purposes, please note that the Company acquired La Costa on November 16, 2001. This transaction was accounted for as a purchase and accordingly the results of La Costa are included from the date of the acquisition.  Accordingly, the 2002 First Quarter includes approximately 2½ months of La Costa’s results as compared to a full 3 months in the 2003 First Quarter.  However, the impact on revenues due to timing of the La Costa acquisition was negligible as revenue from “same stores” (resorts that the Company owned prior to November 1, 2001) increased $4.8 million or 4.1%.

Resort operating expenses.  With the exception of the cost of real estate sold, substantially all of the Company’s operating expenses, including depreciation and amortization and the corporate fee, relate to the Resort segment.  Operating expenses (excluding depreciation and amortization and the corporate fee) increased by $4.3 million, or 5.0%, from $85.8 million in the 2002 First Quarter to $90.1 in the 2003 First Quarter.  The increase can be partially attributed to the acquisition of La Costa as described above.  Same stores operating expenses increased $3.4 million, or 4.3%.  The increase in same stores expenses can be attributed primarily to increases in health care premiums for employees, utility and property insurance costs as well as increases in marketing costs.  The Company has significantly increased its marketing costs in an effort to mitigate the ongoing weakness in the US economy.

Depreciation and amortization increased $0.6 million or 3.8%.  The increase can be attributed to the acquisition of La Costa, which had approximately $0.2 million higher depreciation and amortization in the 2003 First Quarter as compared to the 2002 First Quarter, as well as fixed asset purchases and capital improvements across the Company’s resorts.  The Company is engaged in a number of significant capital improvement projects at its resorts notably a complete room and common area renovation at Doral, the addition of a ballroom and parking structure at the Arizona Biltmore and a complete renovation of La Costa.  However, these projects are currently still in progress and thus did not have a significant impact on the Company’s depreciation in the 2003 First Quarter.

As discussed above, the Corporate Fee increased from $2.3 million in the 2002 First Quarter to $3.9 million in the 2003 First Quarter.  The Parent charged the Company a higher fee in 2003 due to an increase in equity related compensation charges incurred by the Parent in the 2003 First Quarter.

Resort operating income.  Operating income decreased $1.8 million, or 9.0%, from $20.0 million in the 2002 First Quarter to $18.2 in the 2003 First Quarter due to the factors detailed above.  Same stores operating income decreased $0.5 million, or 2.3%.  The operating income margin for the resort segment was 14.1% in the 2003 First Quarter as compared to 16.1 % in the 2002 First Quarter.

Real estate operations.  Real estate revenue totaled $4.9 million in the 2002 First Quarter as compared to incidental revenue in the 2003 First Quarter.  Operating income earned by the real estate segment decreased $2.4 million from $2.5 million in the 2002 First Quarter to $0.1 million in the 2003 First Quarter.   In the 2002 First Quarter the real estate segment completed the final installment of the sale of the Cherry Key parcel near the Grand Traverse Resort and Spa for $2.8 million.  In addition, the real estate segment closed sales of the last three resort homes on a site adjacent to La Quinta Resort and Spa, for approximately $1.9 million in the 2002 First Quarter.  By way of comparison, the real estate segment had minimal activity in the 2003 First Quarter.

Net interest expense.   Net interest expense decreased by $1.8 million or 11.1% from $16.6 million in the 2002 First Quarter to $14.8 million in the 2003 First Quarter.  Interest expense for the 2003 First Quarter consisted primarily of interest on the Company’s (i) $125.0 million 10.25% Senior Subordinated Notes due 2007; (ii) $275.0 million mortgage secured by the Grand Wailea Resort; (iii) Term A, Term B and Term C Notes drawn against the Company’s Amended and Restated Credit Facility; (iv) $55.9 million mortgage secured by the Arizona Biltmore Resort and Spa; (v) $52.2 million mortgage secured by the La Costa Resort and Spa; and (vi) revolving borrowings under the Company’s Amended and Restated Credit Facility.  The decrease in interest expense can be attributed to lower average interest rates as well as lower average debt balances in the 2003 Third Quarter as compared to the 2002 First Quarter.  The lower debt balances can be attributed to the Company reducing its debt balances with operating cash flow since the 2002 First Quarter.

Income tax expense.  Income tax expense decreased to $1.4 million in the 2003 First Quarter from $2.3 million in the 2002 First Quarter due the lower income before taxes in the 2003 First Quarter.  The Company’s effective tax rate for the 2003 First Quarter and 2002 First Quarter was 40.0%.

Net income.  Net income decreased by $1.4 million or 40.6%, from $3.4 million in the 2002 First Quarter to $2.0 million in the 2003 First Quarter due to the factors described above.

Cash Flows, EBITDA and Adjusted EBITDA Analysis

The following includes comparative financial information of the Company’s cash flows from operating, investing and financing activities, EBITDA and Adjusted EBITDA for the three months ended January 31, 2003 and 2002:

	For the three months ended January 31,
	2003	2002
Cash flows from operating activities	$14,550	$22,892
Cash flows from investing activities	(21,768)	(125,300)
Cash flows from financing activities	4,165	115,157

EBITDA (1)	$35,434	$38,984
Net Membership Deposits (2)	5,225	3,985
Non-cash items (3)	43	78
Adjusted EBITDA (4)	$40,702	$43,047

EBITDA and Adjusted EBITDA.  EBITDA and Adjusted EBITDA are calculated in accordance with Company’s Amended and Restated Credit Facility.  From the Company’s perspective, EBITDA, net membership cash flow and other non-cash items, together as Adjusted EBITDA, provide the most meaningful measure of the recurring cash flow from operations.  In addition, the ratio of Adjusted EBITDA to Net Interest Expense reflects the Company’s ability to meet its debt service requirements.  EBITDA decreased by $3.6 million or 9.1% from $39.0 million in the 2002 First Quarter to $35.4 million in the 2003 First Quarter, due primarily to the lower real estate activity and increased Corporate Fee in the 2003 First Quarter, as discussed above.  Similarly, Adjusted EBITDA decreased by $2.3 million or 5.4% from $43.0 million in the 2002 First Quarter to $40.7 million in the 2003 First Quarter, primarily due to the same factors that resulted in EBITDA decrease.  However, Adjusted EBITDA was positively impacted by a 31.1% increase in net membership deposits as membership “sales” improved significantly in the 2003 First Quarter as compared to the 2002 First Quarter.  The improvement in net deposits can be primarily attributed to the positive reception to the new membership program at La Costa that the Company began in the summer of 2002.

(1)          EBITDA is defined as net income before (i) income tax expense; (ii) depreciation and amortization; and (iii) net interest expense.  EBITDA is not defined under generally accepted accounting principles (“GAAP”), and it may not be comparable to similarly titled measures reported by other companies.  EBITDA should not be construed as an indicator of the Company’s operating performance or as an alternative to profitability measures as determined in accordance with GAAP. Additionally, EBITDA should not be construed by investors as a measure of the Company’s liquidity or ability to meet all cash needs or as an alternative to cash flows from operating, investing and financing activities as determined in accordance with GAAP, nor should EBITDA be construed by investors as an alternative to any other determination under GAAP.

(2)          Net Membership Deposits is defined as the amount of refundable membership deposits paid by new and upgraded resort club members and by existing members who have converted to new membership plans, in cash, plus principal payments in cash received on notes in respect thereof, minus the amount of any refunds paid in cash with respect to such deposits. These membership deposits are fully refundable in thirty years (or sooner under certain circumstances). The Company accounts for membership deposits as “cash provided by financing activities” in its statements of cash flows and reports a liability in its balance sheets equal to the amount of such membership deposits.

(3)          Other non-cash charges (income) and non-recurring items consist of losses on asset disposals, non-recurring charges such as restructuring charges and non-cash membership related items.

(4)          Adjusted EBITDA is defined as EBITDA adjusted for (i) net membership deposits and (ii) other non-cash and non-recurring items.  Adjusted EBITDA should not be construed as an indicator of the Company’s operating performance or as an alternative to profitability measures as determined in accordance with GAAP. Additionally, Adjusted EBITDA should not be construed by investors as a measure of the Company’s liquidity or ability to meet all cash needs or as an alternative to cash flows from operating, investing and financing activities as determined in accordance with GAAP, nor should Adjusted EBITDA be construed by investors as an alternative to any other determination under GAAP.  The Company’s Adjusted EBITDA may not be comparable to similarly titled measures reported by other companies.  EBITDA and Adjusted EBITDA are calculated in accordance with the Company’s Amended and Restated Credit Facility.  From the Company’s perspective, EBITDA, net membership cash flow and other non-cash items, together as Adjusted EBITDA, provide the most meaningful measure of the recurring cash flow from the operations.  In addition, the ratio of Adjusted EBITDA to Net Interest Expense reflects the Company’s ability to meet its debt service requirements.

A reconciliation of net income to Adjusted EBITDA for the three months ended January 31, 2003 and 2002 follows:

	For the three months ended January 31,
	2003	2002
Net income	$2,047	$3,446
Income tax expense	1,364	2,297
Net interest expense	14,796	16,642
Depreciation and amortization	17,227	16,599
EBITDA	35,434	38,984
Adjusted net membership deposits	5,225	3,985
Other non-cash or non-recurring items	43	78
Adjusted EBITDA	$40,702	$43,047

Supplemental Pro Forma Consolidated Results of Operations

On November 16, 2001, the Company, through a wholly-owned subsidiary, acquired certain assets and assumed certain liabilities comprising La Costa Resort & Spa, located in Carlsbad, California.  This acquisition was accounted for using the purchase method of accounting.  Accordingly, the operating results of La Costa have been included in the Company’s consolidated financial statements since acquisition.  The Company financed the acquisitions with existing cash and debt issued under its Amended and Restated Credit Agreement.

The following is the Company’s unaudited pro forma comparative financial information and pro forma operating statistics for the three months ended January 31, assuming the La Costa transaction occurred as of November 1, 2001:

	Three months ended January,
	2003	2002
	(in thousands, except operating statistics)

Revenues	$129,435	$131,327
Net Income	$2,047	$4,994
EBITDA	$35,434	$39,164
Adjusted EBITDA	$40,702	$43,227

Operating Statistics:
Occupancy	51.4%	50.0%
ADR	$228.08	$225.27
RevPAR	$117.23	$112.73

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

During the 2003 First Quarter, cash flow provided by operating activities was $14.6 million compared to $22.9 million in the 2002 First Quarter.  As of January 31, 2003, the Company had cash and cash equivalents of $14.7 million (excluding restricted cash of $22.9 million).  The Company’s long-term debt at January 31, 2003 included (i) $125.0 million 10.25% Senior Subordinated Notes due 2007; (ii) a $275.0 million mortgage secured by the Grand Wailea Resort; (iii) Term A, Term B and Term C Notes totaling $266.5 million drawn against the Company’s Amended and Restated Credit Facility; (iv) $43.5 million of revolving borrowings under the Company’s Amended and Restated Credit Facility; (v) $55.9 million mortgage secured by the Arizona Biltmore Resort and Spa; and (vi) $52.2 million mortgage secured by the La Costa Resort and Spa.  Capital expenditures totaled $18.5 million and $6.1 million for the 2003 First Quarter and the 2002 First Quarter, respectively.  The increase in capital expenditures can be attributed to capital projects at Doral, Arizona Biltmore and La Costa as discussed above.  Although the Company has no material firm commitments for capital expenditures, the Company expects to invest significant capital in its Resort properties in the future to drive revenue growth.

As of January 31, 2003, the Company had a revolving credit facility, which allowed for maximum borrowings of $216.1 million.  Maximum borrowings under the revolving credit line decrease to $186.6 million in May 2003.  Borrowings under the credit facility bear interest at variable rates up to 2.875% above LIBOR or 1.875% above the syndication Agent’s base rate.  As of January 31, 2003 borrowings under the revolving credit facility were $43.5 million, bore interest at LIBOR plus 1.25% and mature on April 30, 2004.

The Company may buy its Senior Subordinated Notes from time to time. In addition, the Company is considering various refinancing alternatives of its outstanding debt in order to reduce its interest expense and anticipates that the refinancing could be completed in the second or third quarter of fiscal 2003.  If the Company is able to refinance its debt on acceptable terms, the Company anticipates that it will redeem all of its Senior Subordinated Notes at such time.

The Company is continually engaged in evaluating potential acquisition candidates to add to its portfolio of properties. The Company expects that funding for future acquisitions may come from a variety of sources, depending on the size and nature of any such acquisitions. Potential sources of capital include cash generated from operations, borrowings under the credit facility, additional equity investments from the Parent or partnerships formed at the direction of Kohlberg Kravis Roberts & Co., L.P. (“KKR”), or other external debt or equity financings. There can be no assurance that such additional capital sources will be available to the Company on terms which the Company finds acceptable, or be available at all.

The Company believes that its liquidity, capital resources and cash flows from existing operations will be sufficient to fund capital expenditures, working capital requirements and interest and principal payments on its indebtedness for at least the next twelve months. However, a variety of factors could impact the Company’s ability to fund capital expenditures, working capital requirements and interest and principal payments, including a prolonged or severe economic recession in the United States, departures from currently expected demographic trends or the Company’s inability to achieve operating improvements at existing and acquired operations at currently expected levels. Moreover, the Company currently expects that it will acquire additional resorts, golf facilities or other recreational facilities, and in connection therewith, expects to incur additional indebtedness. In the event that the Company incurs such additional indebtedness, its ability to make principal and interest payments on its existing indebtedness may be adversely impacted.

Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995

The statements in this Management’s Discussion and Analysis of Financial Condition and Results of Operations concerning future events, activities, conditions and any and all statements that are not historical facts are forward-looking statements. Actual results may differ materially from those projected. Forward-looking statements involve risks and uncertainties. A change in any one or a combination of factors could affect the Company’s future financial performance. Also, the Company’s past performance is not necessarily evidence of or an indication of the Company’s future financial performance.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company’s most significant “market risk” exposure is the effect of changing interest rates.  The Company manages its interest expense by using a combination of fixed and variable rate debt and interest rate cap and swap agreements.  At January 31, 2003, the Company’s debt consisted of approximately $125.0 million and $55.9 million of fixed rate debt at a weighted average interest rate of 10.25% and 8.25%, respectively, and $637.2 million of variable rate debt at a weighted average interest rate of 6.03%.  The Company entered into interest swap agreements to reduce its exposure to interest rate fluctuations on its variable rate debt.  As of January 31, 2003, the Company had swap agreements in effect with notional amounts totaling $275.0 million.

The amount of variable rate debt fluctuates during the year based on the Company’s cash requirements.   If average interest rates would have increased one percent for the three months ended January 31, 2003, the net impact on the Company’s pre-tax earnings would have been approximately $0.7 million.

Item 4. Controls and Procedures

Within the 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and its Chief Financial Officer, of the effectiveness of the design and operation of the Company’s “disclosure controls and procedures,” which are defined under Securities and Exchange Commission rules as controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within required time periods. Based upon that evaluation, the Company’s Chief Executive Officer and its Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective.

There were no significant changes in the Company’s internal controls or other factors that could significantly affect these controls subsequent to the date of their evaluation.

KSL RECREATION GROUP, INC.

(a wholly owned subsidiary of KSL Recreation Corporation)

PART II. OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

None

Item 6.  Exhibits and Reports on Form 8-K

(a)                                  Exhibits

99.1                           Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2                           Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)                                 Reports on Form 8-K

None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KSL RECREATION GROUP, INC.

Dated: March 11, 2003	By:	/s/ Eric C. Resnick.
Vice President, Chief Financial Officer and Treasurer

CERTIFICATIONS

I, Michael S. Shannon, certify that:

1. I have reviewed this quarterly report on Form 10-Q of KSL Recreation Group, Inc. (the “Company”);

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

4.  The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)  evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)  presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.  The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.  The registrant’s other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: March 11, 2003	By:	/s/ Michael S. Shannon.
President and Chief Executive Officer

CERTIFICATIONS

I, Eric C. Resnick, certify that:

1.  I have reviewed this quarterly report on Form 10-Q of KSL Recreation Group, Inc. (the “Company”);

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

4. The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)  evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)  presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.  The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.  The registrant’s other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: March 11, 2003	By:	/s/ Eric C. Resnick.
Vice President, Chief Financial Officer and Treasurer